Form 10-Q
period 1993-12-31
CONNECTICUT ENERGY CORP
filed 1994-02-07
CIK 310103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549



                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1993

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                       Commission File No. 1-8369

                     CONNECTICUT ENERGY CORPORATION
          (Exact name of registrant as specified in its charter)

           Connecticut                          06-0869582
   (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)           Identification No.)

           855 Main Street
       Bridgeport, Connecticut                     06604
   (Address of principal executive offices)      (Zip Code)




                            (203)  579-1732
          (Registrant's telephone number, including area code)



          (Former name, former address and former fiscal year,
           if changed since last report)
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                   Outstanding at February 3, 1994
Common Stock, $1 par value                   7,535,227

     An index of exhibits to this Quarterly Report on Form 10-Q may be found on Page 23 hereof.


                          PART 1. FINANCIAL INFORMATION
                          CONNECTICUT ENERGY CORPORATION

                           ITEM 1.  FINANCIAL STATEMENTS
                         CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars in thousands, except per share)
                                    (Unaudited)


                                       Three Months Ended   Twelve Months Ended
                                           December 31,        December 31,
                                       ------------------- --------------------
                                          1993      1992      1993      1992
                                          ----      ----      ----      ----
Operating Revenues.................... $  66,714 $  64,163 $ 215,313 $ 211,480
Purchased gas.........................    36,607    34,803   114,849   110,508
                                       _________ _________ _________ _________
Gross margin..........................    30,107    29,360   100,464   100,972

Operating Expenses:
  Operations..........................    11,360    10,342    42,349    43,012
  Maintenance.........................       863       874     3,681     3,607
  Depreciation and depletion..........     3,208     3,009    12,250    11,491
  Federal and state income taxes......     2,681     2,644     3,858     3,719
  Municipal, gross earnings and
    other taxes.......................     3,923     3,942    15,678    15,670
         																	             _________ _________ _________ ________

Total operating expenses..............    22,035    20,811    77,816    77,499
                                       _________ _________ _________ _________

Operating income......................     8,072     8,549    22,648    23,473

Other deductions, net.................       232        69       673       453

Interest Expense and Preferred Stock
  Dividends:
  Interest on long-term debt and
    amortization of debt issue costs..     2,731     2,313    10,363     9,121
  Other interest and preferred stock
    dividends, net....................       111       330     1,398     1,913
                                       _________ _________ _________ _________

Total interest expense and preferred
  stock dividends.....................     2,842     2,643    11,761    11,034
                                       _________ _________ _________ _________

Net Income............................ $   4,998 $   5,837 $  10,214 $  11,986
                                       ========= ========= ========= =========

Net income per share.................. $    0.67 $    0.80 $    1.37 $    1.67
                                       ========= ========= ========= =========

Dividends paid per share.............. $    0.32 $    0.32 $    1.28 $  1.2725
                                       _________ _________ _________ _________

Weighted average number of common
  shares outstanding during period.... 7,498,194 7,284,225 7,431,351 7,182,024
				                                   _________ _________ _________ _________

        See Notes to Consolidated Financial Statements on page 6.


                          CONNECTICUT ENERGY CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)

                                                                                Dec. 31,    Sept. 30,   Dec. 31,
                                                                                  1993        1993        1992
		                                                                              ---------   ---------   ---------
                                                                                (Unaudited)             (Unaudited)
Assets
- ------
Utility Plant:
  Gross utility plant.......................................................    $  318,475  $  313,951  $  300,353
  Less--accumulated depreciation............................................        95,125      92,151      86,439
	                                                                                  _______     _______     _______

    Net utility plant.......................................................       223,350     221,800     213,914
  Nonutility property, net..................................................             9           9         499
                                                                                   _______     _______     _______
Net utility plant and other property........................................       223,359     221,809     214,413
                                                                                   _______     _______     _______

Current Assets:
  Cash and cash equivalents.................................................         3,148       2,214       3,782
                                                                                   _______     _______     _______

  Accounts receivable.......................................................        36,624      22,654      37,778
  Less--allowance for doubtful accounts.....................................         3,680       4,251       4,560
                                                                                   _______     _______     _______

Net accounts receivable.....................................................        32,944      18,403      33,218
                                                                                   _______     _______     _______

  Accrued utility revenues, net.............................................         7,586       2,307       6,345
  Unrecovered purchased gas costs...........................................        10,650       5,975       4,510
  Inventories...............................................................        15,723      16,312      11,685
  Prepaid expenses..........................................................         1,530       1,565       1,201
                                                                                   _______     _______     _______
Total current assets........................................................        71,581      46,776      60,741
	                                                                                  _______     _______     _______
Deferred Charges:
  Unamortized debt expenses.................................................         6,440       6,466       6,489
  Recoverable future taxes..................................................        33,943        ---          ---
  Other.....................................................................        26,147      24,744      15,450
                                                                                   _______     _______     _______

Total deferred charges and other assets.....................................        66,530      31,210      21,939
                                                                                   _______     _______     _______

Total assets................................................................    $  361,470  $  299,795  $  297,093
                                                                                   =======     =======     =======

        See Notes to Consolidated Financial Statements on page 6.



                          CONNECTICUT ENERGY CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)

                                                                                Dec. 31,    Sept. 30,   Dec. 31,
                                                                                  1993        1993        1992
                                                                                ---------   ---------   ---------
                                                                                (Unaudited)             (Unaudited)
Capitalization and Liabilities
- ------------------------------
Common Shareholders' Equity:
Common Stock--par value $1 per share:  authorized--20,000,000shares, issued and
  outstanding--7,530,924 shares; 7,488,467 shares; 7,346,135 shares............ $    7,531  $    7,488  $    7,346
Capital in excess of par value.................................................     63,771      62,808      59,497
Retained earnings..............................................................     32,261      29,665      31,571
Adjustment for minimum pension liability.......................................       (108)       (108)        ---
                                                                                   _______     _______     _______

Total common shareholders' equity..............................................    103,455      99,853      98,414
                                                                                   _______     _______     _______

Preferred Stock:
  The Southern Connecticut Gas Company Redeemable Preferred Stock:  authorized--
    200,000 shares, par value $100 per share 4.75% cumulative series issued and
    outstanding--0 shares; 6,500 shares; 7,000 shares..........................        ---         650         700
    authorized--600,000 shares, par value $1 per share, none issued
Preference Stock:
  The Southern Connecticut Gas Company: authorized--1,000,000 shares, par value
    $1 per share, none issued
  Connecticut Energy Corporation: authorized--1,000,000 shares, par value $1 per share, none issued
Preferred stock expense........................................................        ---         (12)        (13)
                                                                                   _______     _______     _______

Total preferred stock..........................................................        ---         638         687
                                                                                   _______     _______     _______

Long-term debt.................................................................    120,511     120,511     109,106
                                                                                   _______     _______     _______

Total capitalization...........................................................    223,966     221,002     208,207
                                                                                   _______     _______     _______

Current Liabilities:
  Short-term borrowings........................................................     38,900      23,500      28,300
  Current maturities of long-term debt.........................................        595         595         594
  Accounts payable.............................................................     16,117      11,960      18,279
  Refunds due customers........................................................        993       1,964       3,273
  Federal, state and deferred income taxes.....................................      6,009       3,634       4,129
  Property and other accrued taxes.............................................      7,659       5,173       7,348
  Interest payable.............................................................      2,321       2,916       2,175
  Customer deposits............................................................      2,314       2,058       2,203
  Other accrued liabilities....................................................      2,537       1,818       2,047
                                                                                   _______     _______     _______

Total current liabilities......................................................     77,445      53,618      68,348
                                                                                   _______     _______     _______

Deferred Credits:
  Deferred income taxes........................................................     52,068      17,814      18,004
  Other deferred credits.......................................................      7,991       7,361       2,534
                                                                                   _______     _______     _______

Total capitalization and liabilities........................................... $  361,470  $  299,795  $  297,093
                                                                                   =======     =======     =======

        See Notes to Consolidated Financial Statements on page 6.

                          CONNECTICUT ENERGY CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)
                                    (Unaudited)

                                                          Three Months Ended         Twelve Months Ended
                                                             December 31,               December 31,
		                                                        ------------------         -------------------
                                                          1993          1992         1993           1992
                                                          ----          ----         ----           ----
Net Cash (used by) provided by Operating Activities:    $ (7,520)     $    497     $  5,236       $ 17,569
                                                         _______       _______      _______        _______

Cash Flows from Investing Activities:
 Capital expenditures................................     (4,845)       (7,004)     (23,977)       (24,616)
 Proceeds from sale of headquarter's property........        ---           ---        2,005            ---
 Proceeds from sale of subsidiaries..................        ---           ---          180            ---
 Contributions in aid of construction................         23            (2)          91            125
 (Payments for) proceeds from retirement of
   utility plant.... ................................        (89)            56        (421)          (261)
                                                         _______        _______     _______        _______

Net cash used in investing activities................     (4,911)        (6,950)    (22,122)       (24,752)
                                                         _______        _______     _______        _______

Cash Flows from Financing Activities:
 Dividends paid on common stock......................     (2,403)        (2,341)     (9,525)        (9,152)
 Issuance of common stock............................      1,006          2,313       4,459          4,654
 Issuance of long-term debt..........................        ---         15,000      12,000         15,000
 Repayments of long-term debt........................        ---            ---        (594)        (4,068)
 Repurchase of long-term debt and subordinated notes.        ---            ---         ---            ---
 Redemption of preferred stock.......................        ---            ---         (50)           (50)
 Early redemption of preferred stock.................       (638)           ---        (638)           ---
 Increase (Decrease) in short-term borrowings........     15,400        (10,000)     10,600          1,700
                                                         _______        _______     _______        _______

Net cash provided by financing activities............     13,365          4,972      16,252          8,084
                                                         _______        _______     _______        _______

Net increase (decrease) in cash and cash equivalents.        934         (1,48l)       (634)           901
Cash and cash equivalents at beginning of period.....      2,214          5,263       3,782          2,881
                                                         _______        _______     _______        _______

Cash and cash equivalents at end of period...........   $  3,148       $  3,782    $  3,148       $  3,782
                                                         =======        =======     =======        =======

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
 Interest............................................      3,669          3,163      11,608         10,721
 Income taxes........................................        ---            931       1,816          5,773


        See Notes to Consolidated Financial Statements on page 6.

                  CONNECTICUT ENERGY CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements of Connecticut Energy Corporation ("Company") for the fiscal year ended September 30, 1993 as presented in the Annual Report on Form 10-K. In the opinion of management, the accompanying financial information reflects all adjustments which are necessary to provide a fair presentation of the interim periods shown. All such adjustments are of a normal recurring nature.

 2. Because sales of gas for space heating purposes by The Southern Connecticut Gas Company ("Southern") are dependent upon weather conditions and typically are greater during the winter months, the results of operations for the three months ended December 31, 1993 are not indicative of the results to be expected for the full fiscal year.

 3. Included in other deferred charges are amounts related to the deferral of certain hardship heating customer accounts receivable arrearages totalling $7,145,000, $6,894,000 and $4,000,000 at December 31, 1993, September 30, 1993 and December 31, 1992, respectively; the deferral of certain shortfalls in energy assistance funding related to the 1991/92 and 1992/93 heating seasons amounting to $3,100,000, $3,100,000 and $2,350,000 at December 31, 1993; September 30, 1993 and December 31, 1992, respectively; prepaid pension contributions of $5,662,000, $5,532,000 and $4,616,000 at December 31, 1993,
September 30, 1993, and December 31, 1992, respectively, and an intangible pension asset of $3,652,000 at December 31, 1993 and September 30, 1993.

 4. Included in other deferred credits are amounts related to a minimum pension liability totaling $3,816,000 at December 31, 1993 and September 30, 1993.

 5. In addition to providing pension benefits, Southern provides certain health care and insurance benefits for retired employees. Southern's employees become eligible for those benefits if they reach age 55 and have completed at least 10 years of service. Prior to October 1, 1993, Southern recognized the cost of providing these benefits by expensing $350,000 annually in excess of paid medical claims in accordance with funding provided in the 1990 rate decision. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106") which requires accrual accounting for postretirement during the employee's years of service with Southern. Southern has elected to amortize the transition obligation over 20 years. In the Connecticut Department of Public Utility Control's ("DPUC") Decision on Southern's latest rate request, Southern was allowed current recovery of FAS 106 costs through customer base rates which became effective December 9, 1993. The expense of implementing FAS 106 prior to full recovery in rates was deferred and is being recovered over a three year period.

     The estimated postretirement benefit costs, before any regulatory adjustment, for the fiscal year ending September 30, 1994 is approximately $2,647,000 which includes the following components:

          Service Cost                                $  598,000
          Interest Cost                                1,282,000
          Actual Return on Plan Assets                  (106,000)
          Amortization of Transition Obligation          873,000
                                                      __________
                                                      $2,647,000
                                                      ==========

     The expected long-term rate of return on plan assets is 8.5%. The assumed initial health care cost trend rates used to measure the expected cost of benefits in 1993 are 14.5% for pre-age 65 claims and 9% for post-age 65 claims. The rates decline to 6% by the year 2010. The weighted average discount rate used to measure the accumulated postretirement benefit obligation was 7.0%. A one percentage point increase in the assumed health care cost trend rate would increase the service cost and interest cost components of the net periodic postretirement benefit cost by approximately $152,000 and would increase the accumulated postretirement benefit obligation for health care benefits by approximately $1,160,000.

     In 1990, Southern amended the Pension Plan for Salaried and Certain Other Employees to establish an account within the Pension Plan trust as permitted under Section 401(h) of the Internal Revenue Code to fund a portion of Southern's anticipated future postretirement benefit liability with amounts allowed through the ratemaking process. Through the use of the existing trust and the establishment of a Voluntary Employees' Benefit Association Trust as permitted under Section 501(c)(9) of the Internal Revenue Code, Southern plans to fund its full postretirement benefit expense under FAS 106.

     The following table reconciles the funded status of the plan with the amount recognized in the Consolidated Balance Sheet as of December 31, 1993:

     Accumulated postretirement benefit obligation:
       Retirees                                      $ 7,503,000
       Fully eligible active plan participants         3,837,000
       Other active plan participants                  7,701,000
     Total Accumulated Postretirement                ___________
       Benefit Obligation                            $19,041,000

     Plan assets at fair value                        (1,330,000)
     Accumulated Postretirement Benefit Obligation   ___________
       in excess of plan assets                       17,711,000

     Unamortized transition obligation               (17,247,000)
                                                     ___________
     Accrued Postretirement Benefit Obligation       $   464,000
                                                     ===========

     The accumulated postretirement benefit obligation was measured utilizing the assumptions described above.

 6. In February 1992, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 establishes financial accounting and reporting standards for deferred income taxes using an asset and liability approach. FAS 109 requires, among other things, the recognition of the effect on deferred taxes of enacted tax rate and law changes in the year in which they occur. The Company has adopted FAS 109, effective October 1, 1993, and has adjusted deferred tax balances to reflect the differences between the tax and financial statement basis of all assets and liabilities, regardless of whether deferred taxes had been previously provided. Deferred tax liabilities have been reduced to the extent they had been previously provided at federal statutory rates in excess of the rates in effect on the effective date of adoption. The Company recorded an additional deferred tax liability and a corresponding regulatory asset of approximately $33,943,000 at the date of adoption. The effect of the adoption of FAS 109 on net income is not material since this adjustment will be recognized in income in future periods as the temporary differences reverse.

 7. The registrant's principal subsidiary, The Southern Connecticut Gas Company, ("Southern") has identified coal tar residue at three sites in Connecticut resulting from historic coal gasification operations conducted at those sites by Southern's predecessors from the late 1800s through the first part of this century. Many gas distribution companies throughout the country carried on such gas manufacturing operations during the same period. The coal tar discovered at Southern's three sites is not designated a hazardous material by any federal or Connecticut agency, but some of its constituents are classified as hazardous.

     On April 27, 1992, Southern notified the Connecticut Department of Environmental Protection and the United States Environmental Protection Agency of the presence of coal tar residue on the three sites. As a result of this notification, further discussions would address the extent and type of remedial action, if any, as well as the time period for such action. Because this process is at an early stage, management cannot at this time predict the costs of any future site analysis and remediation, if any, nor when such costs, if any, may be incurred. Such future analytical and cleanup costs could possibly be significant.

     Based upon the provisions of a DPUC approved Partial Settlement in Southern's most recent rate order, management believes that Southern will properly be able to recover the costs of investigation and remediation, if any, from its customers.
The method, timing and extent of any recovery remain uncertain, but management currently does not expect that the incurrence of such costs will have a material adverse effect on the Company's financial condition or results of operations.

 8. In September 1993, Southern received notification of the results of audits by the City of New Haven pursuant to Connecticut's omitted property statute. The City of New Haven claims that Southern owes approximately $2,600,000 in additional personal property taxes related to years 1990 through 1992; however, Southern is not aware of any audit finding of significant omissions of personal property required to be declared. Instead, the City of New Haven's claim is based on the assessor's retroactive reassessment of Southern's personal property. Southern has initiated an action against the City of New Haven alleging that, among other things, the City of New Haven has no statutory authority to issue tax bills based upon retroactive reassessments of previously declared property on which taxes were paid and the City of New Haven's contingent fee agreement with the firm which audited Southern's records is illegal. Southern has filed a similar court action against the City of Bridgeport seeking similar relief as a result of property audits for the years 1989 through 1991 where claims of approximately $300,000 of additional personal property taxes have been made. The Company intends to vigorously defend its position through these court actions. Management believes that it will ultimately prevail and that the resolution of these issues will not have a material effect on the Company's financial condition or results of operations.

          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      RESULTS OF OPERATIONS


Net Income

     Connecticut Energy Corporation's ("Company") consolidated net income for the three and twelve months ended December 31, 1993 and 1992 is detailed below:

                        Three Months Ended  Twelve Months Ended
                            December 31,         December 31,
(000's omitted)            1993      1992        1993      1992
                        ------------------  -------------------
Net Income                $4,998    $5,837     $10,214   $11,986
                          ======    ======     =======   =======
Net Income Per Share      $ 0.67    $ 0.80     $  1.37   $  1.67
Weighted Average          ======    ======     =======   =======
 Shares Outstanding        7,498     7,284       7,431     7,182
                          ______    ______     _______   _______

     Factors affecting the decrease in net income for the three month period ended December 31, 1993 were slightly warmer weather, which was partially mitigated by the implementation of a 6.6% rate increase on December 9, 1993, higher operations expenses in the areas of uncollectibles, insurance costs, wages, depreciation, and lease costs. Earnings for the three month period ended December 31, 1992 were positively impacted by a regulatory decision by the Connecticut Department of Public Utility Control ("DPUC") that allowed the Company's subsidiary, The Southern Connecticut Gas Company ("Southern"), to defer shortfalls in energy assistance from state and federal agencies. This decision allowed Southern to significantly reduce its provision for uncollectibles during the three months ended December 31, 1992. Results for the three months ended
December 31, 1993 were also affected by higher interest costs due to the issuance of $15,000,000 and $12,000,000 in additional long-term debt in December 1992 and September 1993, respectively. The increase in long-term debt costs was partially offset by lower short-term interest costs.

     For the twelve months ended December 31, 1993, net income was affected by slightly warmer weather, higher depreciation expense, and higher interest costs. Higher operations expenses in the areas of wages, lease costs, insurance costs, and other general and administrative expenses were more than offset by the reduction to Southern's provision for uncollectibles due to the allowed deferral of energy assistance shortfalls during the fiscal year ended September 30, 1993. Additionally, the results for the twelve months ended December 31, 1992 were positively affected by the retention of approximately $1,550,000 in interruptible margins earned due to the suspension of Southern's margin sharing mechanism.


Operating Revenues

     The Company's operating revenues for the three and twelve months ended December 31, 1993 were approximately 4% and 2% higher than the corresponding periods ended December 31, 1992. These increases are primarily due to increased usage by more heating customers, higher collections through the operation of Southern's Purchased Gas Adjustment Clause ("PGA"), and the partial impact of a 6.6% rate increase that was implemented on December 9, 1993. Additionally, operating revenues during the twelve months ended December 31, 1992 were positively affected by the retention of approximately $1,550,000 in interruptible margins due to the suspension of Southern's margin sharing mechanism.


Firm Sales Volumes

     The volumes of gas sold to firm customers by Southern for the three and twelve months ended December 31, 1993 increased approximately 2% when compared with the corresponding 1992 periods. These increases are primarily attributable to increases in the number of heating customers which more than offset weather experienced during the three and twelve months ended December 31, 1993 which was approximately 1% and 2% warmer than the corresponding 1992 periods.


Interruptible Sales and Transportation Volumes

     Below is a chart depicting volumes of gas both sold and transported by Southern to interruptible customers:

                              Three Months Ended
                                  December 31        %
Volumes (Mmcf)                  1993      1992     Change
- --------------                ------------------   ------
Interruptible Sales            1,667     1,102       51%
Interruptible Transportation      26       400      (94%)
                               _____     _____       ___
Total Interruptible Volumes    1,693     1,502       13%
                               =====     =====       ===

                              Twelve Months Ended
                                  December 31        %
Volumes (Mmcf)                  1993       1992    Change
- --------------                -------------------  ------
Interruptible Sales            5,208      3,578      46%
Interruptible Transportation   1,279      3,851     (67%)
                               _____      _____      ___
                               6,487      7,429     (13%)
                               =====      =====      ===

     Fluctuations between volumes sold or transported to Southern's interruptible customers are due to vagaries in market prices for sales and transportation services at the time of negotiations for such gas services. Margins earned on volumes delivered to interruptible customers vary depending upon the relationship of the market price for alternate fuels to the cost of natural gas. Additionally, margins earned from interruptible service in excess of an annual target are allocated between firm customers and Southern through a margin sharing mechanism. Volumes delivered and margins earned for the three months ended December 31, 1993 were higher than the corresponding 1992 period, however, margins retained by Southern were lower for the three months ended December 31, 1993. Although volumes delivered during the twelve months ended December 31, 1993 were lower than the twelve months ended December 31, 1992, total margins earned during the twelve months ended December 31, 1993 were greater than the twelve months ended December 31, 1992. Margins retained by Southern during the twelve months ended December 31, 1993, however, were lower than the twelve months ended December 31,

1992 because the DPUC allowed Southern to suspend the margin sharing mechanism during 1992.


Purchased Gas Expense

     Purchased gas expense for the three and twelve month periods ended December 31, 1993 increased approximately 5% and 4%, respectively, when compared with the corresponding 1992 periods due primarily to increased gas costs collected through the PGA, and higher firm sales volumes.


     Additionally, during the twelve months ended December 31, 1992, Southern recorded an increase in its purchased gas expense to recover approximately $3,215,000 of previously deferred take-or-pay, contract buy-out and contract buy-down costs in accordance with a DPUC decision on this matter.


Operations Expense

     Operations expense for the three months ended December 31, 1993 increased 10% when compared with the same 1992 period. Nearly half of this increase is the result of a higher provision for uncollectible accounts. In December 1992, the DPUC allowed Southern to defer certain shortfalls in energy assistance funding from various state and federal agencies related to the 1991/92 and 1992/93 heating seasons. This DPUC decision positively impacted Southern's provision for uncollectibles for the three months ended December 31, 1992. The remainder of this increase is due to higher levels of other operations expenses such as wages, insurance costs and lease expense.

     Operations expense for the twelve months ended December 31, 1993 decreased approximately 2% when compared to the corresponding 1992 period. This decrease was principally attributable to the positive impact on Southern's provision for uncollectible accounts due to the DPUC decision regarding deferral on energy assistance shortfalls during the fiscal year ended September 30, 1993. This decrease more than offset increases in other operations expenses such as wages, lease costs, and general and administrative expenses.


Depreciation and Depletion

     Depreciation expense for the three and twelve months ended
December 31, 1993 increased approximately 7% when compared with the corresponding 1992 periods because of additions to plant in service by Southern.


Federal and State Income Taxes

     The total provision for federal and state income taxes for the three and twelve months ended December 31, 1993 remained relatively unchanged when compared with the corresponding 1992 periods. Lower pre-tax income for the three and twelve months ended December 31, 1993, when compared with the three and twelve months ended December 31, 1992, was offset by higher effective tax rates for both 1993 periods due to the flow-through tax effect of the amortization of previously deferred costs. The effective tax rates for the three and twelve months ended December 31, 1992 were lower principally due to the impact of the deferral of energy assistance shortfalls.


Total Interest Expense and Preferred Stock Dividends

     Total interest expense and preferred stock dividends for the three and twelve month period ended December 31, 1993 increased approximately 8% and 7%, respectively, when compared with the corresponding 1992 periods. This increase is primarily due to higher long-term interest costs associated with the issuance of $15,000,000 of Series X First Mortgage Bonds in December 1992 and $12,000,000 of Series Y First Mortgage Bonds in September 1993. Offsetting these higher long-term interest costs were lower short-term interest costs due to lower average short-term borrowings as well as lower short-term interest rates for the 1993 periods. Additionally, for the three months ended December 31, 1993, interest income related to deferred FERC Order No.
636 transition costs have partially offset the increases due to higher long-term debt costs.


                      LIQUIDITY AND CAPITAL RESOURCES


Operating Activities

     The seasonal nature of Southern's business creates large short-term cash demands primarily to finance gas purchases, customer accounts receivable, and certain tax payments. To provide these funds, as well as funds for its capital expenditure program and other corporate purposes, Southern has committed lines of credit with a number of banks totaling $30,000,000 and uncommitted lines of credit with two of its banks totalling $14,000,000, in addition to a revolving credit line agreement for up to $20,000,000 with one of its banks. This latter agreement has a revolving credit feature through December 21, 1995, followed by a term loan period through December 21, 1999. At December 31, 1993, Southern had unused lines of credit of $25,100,000. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

     Operating cash flows for the three months ended December 31, 1993 were negatively affected by lower net income, the return to firm customers of pipeline refunds received in prior periods and higher unrecovered purchased gas cost balances. Additionally, although at typical levels at this time of year for a gas distribution company, accounts payable balances increased at a faster pace during the three months ended December 31, 1992, which positively affected operating cash flows for that period.

     Operating cash flows for the twelve months ended December 31, 1993 were negatively affected by lower net income, higher unrecovered purchased gas cost balances, higher inventory costs as a result of the purchase of natural gas in storage due to the restructuring of Southern's contracts with its interstate pipeline suppliers as a result of the Federal Energy Regulatory Commission's ("FERC") Order No. 636, incrementally higher accounts payable balances, a higher deferred asset relating to Southern's certified hardship forgiveness program, and the timing of certain pension contributions.


Rate Matters

     On December 1, 1993, the DPUC issued a final Decision on Southern's latest rate request. This Decision incorporated the Partial Settlement of Certain Issues ("Partial Settlement") which was previously approved by the DPUC and resolved most of the significant financial aspects of Southern's original rate request including: an increase in base rates of $13,400,000 based upon Southern's sales forecast as originally filed, an allowed return on equity of 11.45% and the implementation of a weather normalization adjustment. In addition, Southern would recover previously deferred costs over amortization periods from three to five years associated with shortfalls in energy assistance, the certified hardship arrearage forgiveness program, environmental remediation expenditures, economic development programs and undepreciated gas holder costs.

     The Partial Settlement also provides for current recovery of postretirement health care expenses accrued under Statement of Financial Accounting Standards No. 106 and the establishment of a target margin for sales and transportation to Southern's interruptible customers of $4,000,000 with excess margins shared between firm customers and shareholders on an 80%/20% split. As part of this Partial Settlement, Southern agreed that, except for certain adverse events, Southern would not apply for rate relief prior to November 30, 1995.


Investing Activities

     Capital expenditures approximated $4,822,000 and $7,006,000 for the three months ended December 31, 1993 and 1992, respectively, and $23,886,000 and $24,491,000 for the twelve months ended December 31, 1993 and 1992, respectively. Southern, on an annual basis, relies upon cash flow provided by operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.


Financing Activities

     On December 30, 1993, Southern redeemed all outstanding shares of its 4-3/4%, $100 par value preferred stock. The redemption price was 100% of par value plus accrued dividends through December 30, 1993.

     In September 1993, Southern issued and sold $12,000,000 of Series Y First Mortgage Bonds at a rate of 7.08% to one lender in a private placement. These bonds have a life of 20 years and are required to be redeemed through a payment of $12,000,000 on October 1, 2013. Proceeds from the sale of Series Y Bonds were used principally to reduce short-term borrowings incurred primarily in connection with Southern's capital expenditure program.

     In December 1992, Southern issued and sold $15,000,000 of Series X First Mortgage Bonds at a rate of 7.67% to one lender in a private placement. These bonds have a life of 20 years and are required to be redeemed through a payment of $15,000,000 on December 15, 2012. Proceeds from the sale of the Series X Bonds were used principally to reduce short-term borrowings incurred primarily in connection with Southern's capital expenditure program.

     Financing plans for 1994 include a proposed public sale by the Company of up to 1,000,000 shares of common stock which is expected to take place in the second quarter of fiscal 1994. The proceeds of this anticipated sale will be used for the repayment of short-term debt and for other general corporate purposes.
The method, timing and amounts of any future financings by the Company or its subsidiary will depend on a variety of factors, including capitalization ratios, coverage ratios, interest costs, the state of the capital markets and general economic conditions.


Take-or-Pay, Contract Buy-Out and Contract Buy-Down Costs

     Prior to 1992, Southern deferred amounts paid to its interstate pipeline suppliers related to take-or-pay, contract buy-out and contract buy-down costs and accrued and deferred interest on its unrecovered payments, pending the DPUC's Decision on this matter. On November 20, 1991, the DPUC issued a Decision regarding the method of recovery of these deferred amounts. The Decision did not provide recovery of incurred and deferred interest.

     As of December 31, 1993, Southern has recovered approximately $5,374,000 from firm customers through the suspension of the flow-through of purchased gas credits, $1,343,000 from the suspension of the flow-through of pipeline refunds, and $404,000 from interruptible customers through the application of the uniform volumetric surcharge in accordance with the DPUC Decisions on this matter. Approximately $876,000 will continue to be recovered from interruptible customers through the uniform volumetric surcharge.


FERC Order No. 636 Transition Costs

     As a result of FERC's Order No. 636, costs are being incurred by Southern's pipeline suppliers to convert existing "bundled" sales services to "unbundled" transportation and storage services. These transition costs include four types:
1) unrecovered gas costs; 2) gas supply realignment costs;
3) stranded costs; and 4) new facilities costs. Unrecovered gas costs are costs that have been incurred, but not yet recovered, by the pipelines when they were providing "bundled" sales service to local gas distribution companies. These costs have been deemed "prudently incurred costs" by the FERC and, therefore, will be recoverable from the pipelines' former sales customers.

     Southern has incurred approximately $5,222,000 in transition costs as of December 31, 1993. As instructed by the DPUC, Southern has deferred these costs pending a DPUC hearing regarding the method by which these amounts are to be collected from customers through retail sales. Additionally, Southern currently expects to pay gas supply realignment costs that will be incurred by its interstate pipeline suppliers through demand surcharges, as well as stranded costs and new facilities costs as they are included in each interstate pipeline's general rate filings. Management is unable to determine Southern's aggregate share of these transition costs but believes these charges will be recoverable from customers through rates and, therefore, will not materially impact its financial position or results of operations.


Environmental Matters

     Southern has identified coal tar residue at three sites in Connecticut. This residue results from historic coal gasification operations conducted at those sites by Southern's predecessors from the late 1800s through the first part of this century. Many gas distribution companies throughout the country carried on such gas manufacturing operations during the same period. The coal tar discovered at Southern's three sites is not designated a hazardous material by any federal or Connecticut agency, but some of its constituents are classified as hazardous.

     On April 27, 1992, Southern notified the Connecticut Department of Environmental Protection and the United States Environmental Protection Agency of the presence of coal tar residue on the three sites. As a result of this notification, further discussions would address the extent and type of remedial action, if any, as well as the time period over which such action would occur.

     Because this process is at an early stage, management cannot at this time predict the costs of any future site analysis and remediation, if any, nor can it estimate when any such costs, if any, would be incurred. Such future analytical and cleanup costs could possibly be significant.

     Based upon the provisions of a DPUC approved Partial
Settlement in Southern's most recent rate case, management believes that Southern will properly be able to recover the costs of investigation and remediation, if any, through its customer rates. The method, time and extent of any recovery remain uncertain, but management currently does not expect that such costs will have a material adverse effect on the Company's financial condition or results of operations.


Personal Property Tax Audits

     In September 1993, Southern received notification of the results of audits by the City of New Haven pursuant to Connecticut's omitted property statute. The City of New Haven claims that Southern owes approximately $2,600,000 in additional personal property taxes related to years 1990 through 1992; however, Southern is not aware of any audit finding of significant omissions of personal property required to be declared. Instead, the City of New Haven's claim is based on the assessor's retroactive reassessment of Southern's personal property. Southern has initiated an action against the City of New Haven alleging that, among other things, the City of New Haven has no statutory authority to issue tax bills based upon retroactive reassessments of previously declared property on which taxes were paid and the City of New Haven's contingent fee agreement with the firm which audited Southern's records is illegal. Southern has filed a similar court action against the City of Bridgeport seeking similar relief as a result of property audits for the years 1989 through 1991 where claims of approximately $300,000 of additional personal property taxes have been made. The Company intends to vigorously defend its position through these court actions. Management believes that it will ultimately prevail and that the resolution of these issues will not have a material effect on the Company's financial condition or results of operations.


Consolidation of Operating Facilities

     On March 30, 1993 Southern entered into an operating lease which would consolidate its operating centers at one central geographic location in Orange, Connecticut. These operating centers are currently located in three cities within Southern's service territory. The DPUC has approved certain accounting treatment relative to the consolidation of the operating centers at one location. The relocation of Southern's operating facilities to the new facility is currently in progress and is expected to be completed by the end of February.

                         PART II- OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are inapplicable.

Item 6.   Exhibits and Reports on Form 8-K
          None

    (a)   Exhibits:
          Executive Compensation Plans and Arrangements
          Exhibit 10(a)  Supplemental Retirement Benefits Plan

    (b)   Reports on Form 8-K:
      There were no reports filed on Form 8-K during the quarter.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CONNECTICUT ENERGY CORPORATION
                                           (Registrant)


DATE: February 7, 1994             /s/  Vincent L. Ammann, Jr.
                                        Vincent L. Ammann, Jr.
                                          Vice President and
                                       Chief Accounting Officer