Form 10-Q
period 1994-03-31
CONNECTICUT ENERGY CORP
filed 1994-05-12
CIK 310103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                               FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994

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

                             Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at May 3, 1994
Common Stock, $1 par value                         8,579,929



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
                                                             (Unaudited)


                                       Three Months Ended         Six Months Ended          Twelve Months Ended
                                            March 31,                 March 31,                  March 31,
                                       ------------------         ----------------          -------------------
                                         1994     1993             1994     1993              1994     1993
                                         ----     ----             ----     ----              ----     ----
Operating Revenues.................... $ 111,838  $  91,613      $ 178,552  $ 155,776       $ 235,538  $ 213,440
Purchased gas.........................    61,348     49,589         97,955     84,392         126,608    111,630
                                       ---------  ---------      ---------  ---------       ---------  ---------

Gross margin..........................    50,490     42,024         80,597     71,384         108,930    101,810

Operating Expenses:
  Operations..........................    14,965     11,853         26,325     22,195          45,461     42,527
  Maintenance.........................     1,357      1,013          2,220      1,887           4,025      3,683
  Depreciation and depletion..........     3,269      3,004          6,477      6,013          12,515     11,644
  Federal and state income taxes......     7,507      5,557         10,188      8,201           5,808      3,678
Municipal, gross earnings and
  other taxes.........................     6,662      5,681         10,585      9,623          16,659     15,446
                                       ---------  ---------      ---------  ---------       ---------  ---------

Total operating expenses..............    33,760     27,108         55,795     47,919          84,468     76,978
																																							---------  ---------      ---------  ---------       ---------  ---------

Operating income......................    16,730     14,916         24,802     23,465          24,462     24,832

Other deductions, net.................        15        202            247        271             486        536

Interest Expense and Preferred Stock
  Dividends:
  Interest on long-term debt and
    amortization of debt issue costs..     2,733      2,532          5,464      4,845          10,564      9,351
  Other interest and preferred stock
    dividends, net....................       229        471            340        801           1,156      1,940
                                       ---------  ---------      ---------  ---------       ---------  ---------

Total interest expense and preferred
  stock dividends.....................     2,962      3,003          5,804      5,646          11,720     11,291
                                       ---------  ---------      ---------  ---------       ---------  ---------

Net Income............................ $  13,753  $  11,711      $  18,751  $  17,548       $  12,256  $  13,005
                                       =========  =========      =========  =========       =========  =========

Net income per share.................. $    1.77  $    1.59      $    2.45  $    2.40       $    1.63  $    1.80
                                       =========  =========      =========  =========       =========  =========

Dividends paid per share.............. $    0.32  $    0.32      $    0.64  $    0.64       $    1.28  $    1.28
                                       ---------  ---------      ---------  ---------       ---------  ---------
Weighted average number of common
  shares outstanding during period.... 7,781,564  7,359,501      7,638,322  7,321,449       7,535,421  7,240,234
                                       ---------  ---------      ---------  ---------       ---------  ---------

                               See Notes to Financial Statements on page 6.


                                      CONNECTICUT ENERGY CORPORATION

                                        CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)


                                                        Mar. 31,        Sept. 30,       Mar. 31,
Assets                                                    1994            1993            1993
- - ------                                                 -----------     -----------     -----------
                                                       (Unaudited)                     (Unaudited)
Utility Plant:

  Gross utility plant.................................. $323,799        $313,951        $302,384
  Less--accumulated depreciation.......................   97,251          92,151          87,781
                                                        --------        --------        --------

    Net utility plant..................................  226,548         221,800         214,603
    Nonutility property, net...........................        9               9              11
                                                        --------        --------        --------

Net utility plant and other property...................  226,557         221,809         214,614
                                                        --------        --------        --------

Current Assets:
  Cash and cash equivalents............................    5,061           2,214           5,530
                                                        --------        --------        --------

  Accounts and notes receivable........................   64,397          22,654          59,193
  Less--allowance for doubtful accounts................    4,520           4,251           5,487
                                                        --------        --------        --------

Net accounts and notes receivable......................   59,877          18,403          53,706
                                                        --------        --------        --------

  Accrued utility revenues, net........................    6,822           2,307           5,513
  Unrecovered purchased gas costs......................     ----           5,975            ----
  Inventories..........................................    8,678          16,312          10,416
  Prepaid expenses.....................................    1,132           1,565             778
                                                        --------        --------        --------

Total current assets...................................   81,570          46,776          75,943
                                                        --------        --------        --------

Deferred Charges:
  Unamortized debt expenses............................    6,437           6,466           6,526
  Recoverable future taxes.............................   32,702            ----            ----
  Other................................................   25,955          24,744          16,734
                                                        --------        --------        --------

Total deferred charges.................................   65,094          31,210          23,260
                                                        --------        --------        --------

Total assets........................................... $373,221        $299,795        $313,817
                                                        ========        ========        ========

                             See Notes to Financial Statements on page 6.


                                         CONNECTICUT ENERGY CORPORATION

                                          CONSOLIDATED BALANCE SHEETS
                                             (Dollars in thousands)


                                                                                     Mar. 31,     Sept. 30,    Mar. 31,
Capitalization and Liabilities                                                         1994         1993         1993
- - ------------------------------                                                      -----------  -----------  -----------
                                                                                    (Unaudited)               (Unaudited)
Common Shareholders' Equity:

  Common Stock--par value $1 per share: authorized--20,000,000 shares, issued and
    outstanding--8,573,048 shares; 7,488,467 shares; 7,397,797 shares.............. $  8,573     $  7,488     $  7,398
  Capital in excess of par value...................................................   82,965       62,808       60,681
  Retained earnings................................................................   43,279       29,665       40,924
  Adjustment for minimum pension liability.........................................     (108)        (108)        ----
                                                                                    --------     --------     --------
Total common shareholders' equity..................................................  134,709       99,853      109,003
                                                                                    --------     --------     --------
Preferred Stock:
  The Southern Connecticut Gas Company Redeemable Preferred Stock: authorized--
  200,000 shares, par value $100 per share 4.75% cumulative series issued and
  outstanding--0 shares; 6,500 shares; 6,500 shares................................     ----          650          650
  authorized--600,000 shares, par value $1 per share, none issued
Preference Stock:
  The Southern Connecticut Gas Company: authorized--1,000,000 shares, par value
    $1 per share, none issued
  Connecticut Energy Corporation: authorized--1,000,000 shares, par value $1 per share, none issued
Preferred stock expense............................................................     ----          (12)         (12)
                                                                                    --------     --------     --------

Total preferred stock..............................................................     ----          638          638
                                                                                    --------     --------     --------

Long-term debt.....................................................................  120,371      120,511      108,965
                                                                                    --------     --------     --------

Total capitalization...............................................................  255,080      221,002      218,606
                                                                                    --------     --------     --------

Current Liabilities:
  Short-term borrowings............................................................    9,100       23,500       24,900
  Current maturities of long-term debt.............................................      595          595          594
  Accounts payable.................................................................   15,930       11,960       15,658
  Refunds due customers............................................................      128        1,964        2,445
  Federal, state and deferred income taxes.........................................   13,382        3,634        9,478
  Property and other accrued taxes.................................................    9,567        5,173        8,365
  Interest payable.................................................................    3,353        2,916        2,978
  Customer deposits................................................................    2,348        2,058        2,231
  Refundable purchased gas costs...................................................    2,495         ----        4,938
  Other accrued liabilities........................................................    2,748        1,818        2,105
                                                                                    --------     --------     --------

Total current liabilities..........................................................   59,646       53,618       73,692
                                                                                    --------     --------     --------

Deferred Credits:
  Deferred income taxes and investment tax credits.................................   51,216       17,814       17,931
  Other............................................................................    7,279        7,361        3,588
                                                                                    --------     --------     --------

Total capitalization and liabilities............................................... $373,221     $299,795     $313,817
                                                                                    ========     ========     ========

                                    See Notes to Financial Statements on page 6.


                                               CONNECTICUT ENERGY CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Dollars in thousands)
                                                        (Unaudited)


                                                       Six Months Ended         Twelve Months Ended
                                                           March 31,                  March 31,
                                                       ----------------         -------------------
                                                        1994      1993             1994      1993
                                                        ----      ----             ----      ----
Net Cash Provided by Operating Activities              $13,350  $10,725           $15,879  $18,257
                                                       -------  -------           -------  -------
Cash Flows from Investing Activities:
  Capital expenditures................................ (11,073) (12,900)          (24,309) (24,324)
  Proceeds from sale of headquarter's property........    ----    2,005              ----    2,005
  Proceeds from sale of subsidiaries..................    ----      180              ----      180
  Contributions in aid of construction................      24        4                86      105
  Payments for retirement of utility plant............    (381)      (6)             (652)    (179)
                                                       -------  -------           -------  -------

Net cash used in investing activities................. (11,430) (10,717)          (24,875) (22,213)
                                                       -------  -------           -------  -------

Cash Flows from Financing Activities:
  Dividends paid on common stock......................  (5,137)  (4,700)           (9,900)  (9,284)
  Issuance of common stock............................  21,242    3,549            23,459    5,377
  Issuance of long-term debt..........................    ----   15,000            12,000   15,000
  Repayments of long-term debt........................    (140)    (140)             (594)  (4,068)
  Redemption of preferred stock.......................    ----      (50)             ----      (50)
  Early redemption of preferred stock.................    (638)    ----              (638)    ----
  (Decrease) in short-term borrowings................. (14,400) (13,400)          (15,800)  (1,500)
                                                       -------  -------           -------  -------

Net cash provided by financing activities.............     927      259             8,527    5,475
                                                       -------  -------           -------  -------

Net increase (decrease) in cash and cash equivalents..   2,847      267              (469)   1,519
Cash and cash equivalents at beginning of period......   2,214    5,263             5,530    4,011
                                                       -------  -------           -------  -------

Cash and cash equivalents at end of period............ $ 5,061  $ 5,530           $ 5,061  $ 5,530
                                                       =======  =======           =======  =======

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
  Interest............................................ $ 5,710  $ 5,383           $11,428  $10,788
  Income taxes........................................ $   226  $ 1,323           $ 1,650  $ 5,803


                                See Notes to Financial Statements on page 6.

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

 2. Because sales of gas for space heating purposes by The Southern Connecticut Gas Company ("Southern") are dependent upon weather conditions and typically are greater during the winter months, the results of operations for the six months ended March 31, 1994 are not indicative of the results to be expected for the full fiscal year.

 3. Included in other deferred charges are amounts related to the deferral of certain hardship heating customer accounts receivable arrearages totalling $6,553,000, $6,894,000 and $4,000,000 at March 31, 1994,
September 30, 1993 and March 31, 1993, respectively; the deferral of certain shortfalls in energy assistance funding related to the 1991/92 and 1992/93 heating seasons amounting to $2,945,000, $3,100,000 and $2,800,000 at March 31, 1994, September 30, 1993 and March 31, 1993, respectively; prepaid pension contributions of $6,355,000, $5,532,000 and $5,109,000 at March 31, 1994, September 30, 1993 and March 31, 1993, respectively, and an intangible pension asset of $3,652,000 at March 31, 1994 and September 30, 1993.

 4. Included in other deferred credits are amounts related to a minimum pension liability totaling $3,816,000 at March 31, 1994 and September 30, 1993.

 5. In addition to providing pension benefits, Southern provides certain health care and insurance benefits for retired employees. Southern's employees become eligible for those benefits if they reach age 55 and have completed at least 10 years of service. Prior to October 1, 1993, Southern recognized the cost of providing these benefits in accordance with funding provided in the 1990 rate decision. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires accrual accounting for postretirement benefits during the employee's years of service with Southern. Please refer to Footnote 5 in the registrant's Form 10-Q for the period ended December 31, 1993 for additional information.

 6. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 establishes financial accounting and reporting standards for deferred income taxes using an asset and liability approach. Please refer to Footnote 6 in the registrant's Form 10-Q for the period ended December 31, 1993 for additional information.

 7. Southern has identified coal tar residue at three sites in Connecticut resulting from historic coal gasification operations conducted at those sites by Southern's predecessors from the late 1800s through the first part of this century. Many gas distribution companies throughout the country carried on such gas manufacturing operations during the same period.
The coal tar discovered at Southern's three sites is not designated a hazardous material by any federal or Connecticut agency, but some of its constituents are classified as hazardous.

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

     Based upon the provisions of a Department of Public Utility Control approved Partial Settlement in Southern's most recent rate order, management believes that Southern will properly be able to recover the costs of investigation and remediation, if any, from its customers. The method, timing and extent of any recovery remain uncertain, but management currently does not expect that the incurrence of such costs will have a material adverse effect on the Company's financial condition or results of operations.

 8. In September 1993, Southern received notification of the results of audits by the City of New Haven pursuant to Connecticut's omitted property statute. The City of New Haven claims that Southern owes approximately $2,600,000 in additional personal property taxes related to years 1990 through 1992; however, Southern is not aware of any audit finding of significant omissions of personal property required to be declared.
Instead, the City of New Haven's claim is based on the assessor's retroactive reassessment of Southern's personal property. Southern has initiated an action against the City of New Haven alleging that, among other things, the City of New Haven has no statutory authority to issue tax bills based upon retroactive reassessments of previously declared property on which taxes were paid and the City of New Haven's contingent fee agreement with the firm which audited Southern's records is illegal. Southern has filed a similar court action against the City of Bridgeport seeking similar relief as a result of property audits for the years 1989 through 1991 where claims of approximately $300,000 of additional personal property taxes have been made. Southern intends to vigorously defend its position through these court actions. Management believes that it will ultimately prevail and that the resolution of these issues will not have a material effect on the Company's financial condition or results of operations.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS


Net Income
- - --- -----

 Connecticut Energy Corporation's ("Company") consolidated net income for the three, six and twelve months ended March 31, 1994 and 1993 is detailed below:

                    Three Months Ended   Six Months Ended   Twelve Months Ended
                         March 31,           March 31,            March 31,
                    ------------------   ----------------   ------------------
                      1994      1993      1994      1993       1994      1993
                      ----      ----      ----      ----       ----      ----
(000s omitted)
Net Income            $13,753   $11,711   $18,751   $17,548    $12,256   $13,005
                      =======   =======   =======   =======    =======   =======
Net Income Per Share  $  1.77   $  1.59   $  2.45   $  2.40    $  1.63   $  1.80
                      =======   =======   =======   =======    =======   =======
Weighted Average
 Shares Outstanding     7,782     7,360     7,638     7,321      7,535     7,240
                      -------   -------   -------   -------    -------   -------

     Factors affecting the increase in net income for the three and six month periods ended March 31, 1994 were the implementation of a 6.6% rate increase on December 9, 1993, weather that was approximately 12% and 7% colder for the three and six months ended March 31, 1994 when compared to the corresponding 1993 periods, and the ability to retain additional interruptible margins earned due to the changes in the annual margin sharing period and target made in the recent rate decision for the Company's subsidiary, The Southern Connecticut Gas Company ("Southern"). Partially offsetting these increases were higher operations expenses in the areas of uncollectibles, wages, which included some overtime costs due to the colder weather, employee benefit costs primarily due to the adoption of Statement of Financial Accounting Standards No. 106 ("SFAS 106"), depreciation, lease costs and increased taxes due to higher pre-tax income and higher revenues. Earnings for the comparative three and six month periods ended March 31, 1993 were positively impacted by a regulatory decision by the Connecticut Department of Public Utility Control ("DPUC") wherein the DPUC allowed Southern to defer shortfalls in energy assistance from state and federal agencies. This decision allowed Southern to significantly reduce its provision for uncollectibles during the three and six month periods ended March 31, 1993. Results for the three and six months ended March 31, 1994 were also affected by higher interest costs due to the issuance of $15,000,000 and $12,000,000 in additional long-term debt in December 1992 and September 1993, respectively. The increase in long-term debt costs for both 1994 periods was partially offset by lower other interest costs.

     For the twelve months ended March 31, 1994, increased margins principally due to the recently implemented rate increase and weather that was approximately 3% colder than the corresponding 1993 period were offset by higher operations expenses in the areas of wages, uncollectibles, employee benefit costs, principally due to the adoption of SFAS 106, lease costs and other general and administrative expenses. Additionally, higher depreciation expenses, income and gross receipt taxes and higher long-term debt costs contributed to the lower net income for the twelve months ended March 31, 1994 when compared to the corresponding 1993 period. The provision for income taxes for the fiscal year ended September 30, 1992 benefitted from a lower effective tax rate primarily due to the tax benefit associated with the premium paid by Southern for the repurchase of $52,750,000 of outstanding long term debt. This benefit positively impacted the results for the twelve months ended March 31, 1993.


Operating Revenues
- - --------- --------

     The Company's operating revenues for the three, six and twelve months ended March 31, 1994 were approximately 22%, 15% and 10% higher than the corresponding periods ended March 31, 1993. These increases are primarily due to the impact of a 6.6% increase in Southern's rates that was implemented on December 9, 1993, higher collections through the operation of Southern's Purchased Gas Adjustment Clause ("PGA"), colder weather for all 1994 periods, and increased usage due to more heating customers. As part of the most recent rate proceeding, the DPUC approved the implementation of a Weather Normalization Adjustment ("WNA") under which the non-gas portion of Southern's firm rates is charged or credited monthly to reflect deviations from normal weather. The implementation of the WNA occurred in January of 1994. Although the weather for the quarter ended March 31, 1994 was colder than normal, the WNA moderated the effect of weather on customer bills by returning to firm customers approximately $3,600,000 in credits on their bills.


Firm Sales Volumes
- - ---- ----- -------

     The volumes of gas sold to firm customers by Southern for the three, six and twelve months ended March 31, 1994 increased approximately 9%, 6%, and 3%, respectively, when compared with the corresponding 1993 periods. These increases are primarily attributable to weather that was approximately 12%, 7% and 3% colder for the three, six and twelve months ended March 31, 1994, respectively, than the corresponding 1993 periods and to increases in the number of heating customers.


Interruptible Sales and Transportation Volumes
- - ------------- ----- --- -------------- -------

     Below is a chart depicting volumes of gas both sold to and transported by Southern for interruptible customers:

                              Three Months Ended    Six Months Ended    Twelve Months Ended
Volumes (MMcf)                     March 31,            March 31,             March 31,
- - --------------                ------------------    ----------------    -------------------
                                1994      1993       1994      1993        1994      1993
                                ----      ----       ----      ----        ----      ----
Interruptible Sales            1,950     1,142      3,617     2,245       6,015     4,035
Interruptible Transportation      10       781         36     1,180         509     3,420
                               -----     -----      -----     -----       -----     -----
Total Interruptible Volumes    1,960     1,923      3,653     3,425       6,524     7,455
                               =====     =====      =====     =====       =====     =====

     Fluctuations between volumes sold or transported to Southern's interruptible customers are due to vagaries in market prices for sales and transportation services at the time of negotiations for such services. Margins earned on volumes delivered to interruptible customers vary depending upon the relationship of the market price for alternate fuels to the cost of natural gas. Additionally, margins earned from interruptible service in excess of an annual target are allocated between firm customers and Southern through a margin sharing mechanism. Margins earned and retained by Southern were higher for the three, six and twelve months ended March 31, 1994 when compared to the corresponding 1993 periods. The increase in margins retained for all 1994 periods is principally attributable to the change in the margin sharing year in accordance with Southern's latest rate order.


Purchased Gas Expense
- - --------- --- -------

     Purchased gas expense for the three, six and twelve month periods ended March 31, 1994 increased approximately 24%, 16% and 13%, respectively, when compared with the corresponding 1993 periods due primarily to increased gas costs collected through the PGA, a new base cost of gas and higher firm sales volumes. In addition, gas costs were higher for the three, six and twelve month periods ended March 31, 1994 due to the suspension of the flow-through of approximately $1,543,000 in gas cost credits until a DPUC decision regarding the recovery mechanism for deferred transition costs is rendered.

     Additionally, during the twelve months ended March 31, 1993, Southern recorded an increase in its purchased gas expense to recover approximately $3,285,000 of previously deferred take-or-pay, contract buy-out and contract buy-down costs in accordance with a DPUC decision.


Operations Expense
- - ---------- -------

     Operations expense for the three, six and twelve months ended March 31, 1994 increased 26%, 19% and 7%, respectively, when compared with the corresponding 1993 periods. For the three, six and twelve month periods ended March 31, 1994, approximately 59%, 55% and 36% of these increases, respectively, are a result of a higher provision for uncollectible accounts. In December 1992, the DPUC allowed Southern to defer certain shortfalls in energy assistance funding from various state and federal agencies related to the 1991/92 and 1992/93 heating seasons. This DPUC decision positively impacted Southern's provision for uncollectible accounts for the three, six and twelve months ended March 31, 1993. Southern has been allowed to recover these deferred costs as well as deferred costs associated with Southern's certified hardship forgiveness program beginning
January 1, 1994 in accordance with the DPUC's latest rate decision. Accordingly, included in operating expenses for the three, six and twelve months ended March 31, 1994 is approximately $750,000 relating to these amortizations. The remainder of these increases are due to higher employee benefit costs relating to the adoption and the current recovery of postretirement health care expenses accrued under SFAS 106, as well as increases in other operations expenses such as wages, lease costs and general and administrative expenses.


Maintenance Expense
- - ----------- -------

     Maintenance expense for the three, six and twelve months ended
March 31, 1994 increased approximately 34%, 18% and 9%, respectively, when compared with the same 1993 periods. These increases were primarily attributable to a higher level of maintenance activity and higher labor and material costs associated with Southern's mains.


Depreciation and Depletion
- - ------------ --- ---------

     Depreciation expense for the three, six and twelve months ended
March 31, 1994 increased approximately 9%, 8% and 7%, respectively, when compared with the corresponding 1993 periods because of additions to plant in service by Southern.


Federal and State Income Taxes
- - ------- --- ----- ------ -----

     The total provision for federal and state income taxes for the three, six and twelve months ended March 31, 1994 increased 35%, 24% and 58%, respectively, when compared with the corresponding 1993 periods. The increases for the three and six months ended March 31, 1994, when compared with the three and six months ended March 31, 1993, resulted from higher pre-tax income coupled with higher effective tax rates for both 1994 periods due to the flow-through tax effect of the amortization of previously deferred costs. For the twelve months ended March 31, 1994, the tax provision was higher because of the combination of a higher effective tax rate for that period principally due to the flow-through tax effect of the amortization of previously deferred costs and a non-recurring tax benefit associated with a bond repurchase premium which positively affected the provision for Federal and State Income Taxes for the twelve months ended March 31, 1993.

Municipal, Gross Earnings and Other Taxes
- - ---------- ----- -------- --- ----- -----

     Municipal, gross earnings and other taxes increased for the three, six and twelve months ended March 31, 1994 approximately 17%, 10% and 8%, respectively, when compared to the corresponding 1993 periods, primarily due to higher provisions for gross earnings taxes because of higher revenues.


Total Interest Expense and Preferred Stock Dividends
- - ----- -------- ------- --- --------- ----- ---------

     Total interest expense and preferred stock dividends for the three months ended March 31, 1994 was relatively unchanged when compared with the corresponding 1993 period, but increased approximately 3% and 4%, respectively, for the six and twelve months ended March 31, 1994 when compared with the corresponding 1993 periods. These increases are primarily due to higher long-term interest costs associated with the issuance of $15,000,000 of Series X First Mortgage Bonds in December 1992 and $12,000,000 of Series Y First Mortgage Bonds in September 1993. Partially offsetting these higher long-term interest costs were the recovery of higher interest income primarily related to deferred transition costs arising from implementation of Federal Energy Regulatory Commission ("FERC") Order
No. 636 by interstate pipelines and lower interest costs related to interstate pipeline refunds. Additionally, short-term interest costs were lower for the twelve month period ended March 31, 1994 due to lower average short-term borrowings as well as lower short-term interest rates for the twelve month period ended March 31, 1994.

                      LIQUIDITY AND CAPITAL RESOURCES


Operating Activities
- - --------- ----------

     The seasonal nature of Southern's business creates large short-term cash demands primarily to finance gas purchases, customer accounts receivable and certain tax payments. To provide these funds, as well as funds for its capital expenditure program and other corporate purposes, Southern has committed lines of credit with a number of banks totaling $30,000,000 and uncommitted lines of credit with two of its banks totalling $14,000,000, in addition to a revolving credit line agreement for up to $20,000,000 with one of its banks. This latter agreement has a revolving credit feature through December 21, 1996, followed by a term loan period through December 21, 2000. At March 31, 1994, Southern had unused lines of credit of $54,900,000. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

     Operating cash flows for the six months ended March 31, 1994 were positively affected by higher net income, higher accrued tax balances and higher refundable purchased gas cost balances. Partially offsetting these positive cash flows were higher accounts receivable balances due to the colder weather experienced during the period, higher inventory costs associated with the purchase of natural gas in storage as part of the restructuring of Southern's contracts with its interstate pipeline suppliers as a result of the FERC Order No. 636, higher deferred transition cost balances, refunds from interstate pipeline suppliers currently being returned to firm customers and the timing of certain pension contributions.

     Operating cash flows for the twelve months ended March 31, 1994 were negatively affected by lower net income, deferred transition costs, higher inventory costs as a result of the purchase of natural gas in storage, a higher deferred asset relating to Southern's certified hardship forgiveness program and the timing of certain pension contributions. Partially offsetting these negative effects on cash flows were higher accrued tax balances.


Rate Matters
- - ---- -------

     On December 1, 1993, the DPUC issued a final Decision on Southern's latest rate request. This Decision incorporated the Partial Settlement of Certain Issues ("Partial Settlement") which was previously approved by the DPUC and resolved most of the significant financial aspects of Southern's original rate request including: an increase in base rates of $13,400,000 based upon Southern's sales forecast as originally filed, an allowed return on equity of 11.45% and the implementation of a weather normalization adjustment. In addition, Southern is permitted to recover previously deferred costs over amortization periods from three to five years associated with shortfalls in energy assistance, the certified hardship arrearage forgiveness program, environmental remediation expenditures, economic development programs and undepreciated gas holder costs.

     The Partial Settlement also provides for current recovery of postretirement health care expenses accrued under SFAS 106 and the establishment of a target margin for sales and transportation to Southern's interruptible customers of $4,000,000 with excess margins shared between firm customers and shareholders on an 80%/20% split. As part of this Partial Settlement, Southern agreed that, except for certain adverse events, Southern would not apply for rate relief prior to November 30, 1995.


Investing Activities
- - --------- ----------

     Capital expenditures approximated $11,049,000 and $12,896,000 for the six month periods ended March 31, 1994 and 1993, respectively, and $24,223,000 and $24,219,000 for the twelve month periods ended March 31, 1994 and 1993, respectively. Southern, on an annual basis, relies upon cash flow provided by operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.


Financing Activities
- - --------- ----------

     On March 10, 1994, the Company completed a public sale of 1,000,000 shares of common stock at a price of $20-1/8 per share and received net proceeds of $19,375,000. The proceeds of this sale were used for the repayment of short-term debt and for other general corporate purposes. The method, timing and amounts of any future financings by the Company or its subsidiary will depend on a variety of factors, including capitalization ratios, coverage ratios, interest costs, the state of the capital markets and general economic conditions.

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

Take-or-Pay, Contract Buy-Out and Contract Buy-Down Costs
- - ------------ -------- ------- --- -------- -------- -----

     Prior to 1992, Southern deferred amounts paid to its interstate pipeline suppliers related to take-or-pay, contract buy-out and contract buy-down costs and accrued and deferred interest on its unrecovered payments. On November 20, 1991, the DPUC issued a Decision regarding the method of recovery of these deferred amounts. The Decision did not provide recovery of incurred and deferred interest.

     As of March 31, 1994, Southern has recovered approximately $5,374,000 from firm customers through the suspension of the flow-through of purchased gas credits, $1,343,000 from the suspension of the flow-through of pipeline refunds and $474,000 from interruptible customers through the application of the uniform volumetric surcharge in accordance with the DPUC Decisions on this matter. Approximately $806,000 will continue to be recovered from interruptible customers through the uniform volumetric surcharge.


FERC Order No. 636 Transition Costs
- - ---- ----- --- --- ---------- -----

     As a result of FERC's Order No. 636, costs are being incurred by Southern's interstate pipeline suppliers to convert existing "bundled" sales services to "unbundled" transportation and storage services. These transition costs include four types: 1) unrecovered gas costs; 2) gas supply realignment costs; 3) stranded costs and 4) new facilities costs. Unrecovered gas costs are costs that have been incurred, but not yet recovered, by interstate pipelines when they were providing "bundled" sales service to local gas distribution companies. These costs have been deemed "prudently incurred costs" by the FERC and, therefore, recoverable from the pipelines' former sales customers.

     Southern has incurred approximately $6,660,000 in transition costs as of March 31, 1994. As instructed by the DPUC, Southern has deferred these costs pending a DPUC decision regarding the method by which these amounts are to be collected from Southern's customers. Management is unable to determine Southern's aggregate share of these transition costs but believes these charges will be recoverable from customers through rates and, therefore, will not materially impact its financial position or results of operations.


Environmental Matters
- - ------------- -------

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


Personal Property Tax Audits
- - -------- -------- --- ------

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


Consolidation of Operating Facilities
- - ------------- -- --------- ----------

     On March 30, 1993 Southern entered into an operating lease to consolidate its operating centers at one central geographic location in Orange, Connecticut. These operating centers were located in three cities within Southern's service territory. The DPUC approved certain accounting treatment relative to the consolidation of the operating centers at one location. The relocation of Southern's operating facilities has been completed.

                         PART II- OTHER INFORMATION


Items 1, 2, 3, and 5 are inapplicable.


Item 4.   Submission of Matters to a Vote of Security-Holders
          ---------------------------------------------------

     (a)  The Annual meeting of the registrant was held on January 25, 1994.

     (b)  Election of Directors:

                                       For     Against    Abstain    Non-Vote
                                       ---     -------    -------    --------
          J. R. Crespo              6,045,176   75,782       0          0
          Richard F. Freeman        6,038,101   82,857       0          0
          Newman M. Marsilius, III  6,020,735  100,223       0          0

     (c) Election to employ the firm of Coopers & Lybrand as the independent accountants to audit the books and affairs of the registrant and the subsidiaries of both it and of The Southern Connecticut Gas Company for the 1994 fiscal year:

                                       For     Against    Abstain    Non-Vote
                                       ---     -------    -------    --------
          Coopers & Lybrand         6,014,593   36,288     70,077       0


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

    (a)   Exhibits:
          None

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

                      CONNECTICUT ENERGY CORPORATION
                              (Registrant)


DATE: May 12, 1994                   /s/  Vincent L. Ammann, Jr.
                                          Vincent L. Ammann, Jr.
                                          Vice President and
                                          Chief Accounting Officer