Form 10-Q
period 1994-06-30
CONNECTICUT ENERGY CORP
filed 1994-08-12
CIK 310103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1994

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

                             Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at August 3, 1994
Common Stock, $1 par value                         8,663,279


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
                                                              (Unaudited)


                                        Three Months Ended         Nine Months Ended         Twelve Months Ended
                                             June 30,                   June 30,                   June 30,
                                        ------------------         -----------------         -------------------
                                          1994     1993              1994     1993              1994     1993
                                          ----     ----              ----     ----              ----     ----
Operating Revenues..................... $  36,835  $  33,779       $ 215,387  $ 189,555       $ 238,594  $ 211,902
Purchased gas..........................    16,704     17,256         114,659    101,648         126,056    111,741
                                        ---------  ---------       ---------  ---------       ---------  ---------
Gross margin...........................    20,131     16,523         100,728     87,907         112,538    100,161

Operating Expenses:
  Operations...........................    11,741      9,585          38,066     31,780          47,617     42,245
  Maintenance..........................       954        974           3,174      2,861           4,005      3,773
  Depreciation and depletion...........     3,269      3,018           9,746      9,031          12,766     11,834
  Federal and state income taxes.......    (1,147)    (1,470)          9,041      6,731           6,131      2,843
  Municipal, gross earnings and
    other taxes........................     3,535      3,501          14,120     13,124          16,693     15,710
											                             ---------  ---------       ---------  ---------       ---------  ---------
Total operating expenses...............    18,352     15,608          74,147     63,527          87,212     76,405
                                        ---------  ---------       ---------  ---------       ---------  ---------
Operating income.......................     1,779        915          26,581     24,380          25,326     23,756

Other deductions, net..................       125        124             372        395             487        560

Interest Expense and Preferred Stock
  Dividends:
  Interest on long-term debt and
    amortization of debt issue costs...     2,727      2,531           8,191      7,376          10,760      9,619
  Other interest and preferred stock
    dividends, net.....................       265        527             605      1,328             894      1,815
                                        ---------  ---------       ---------  ---------       ---------  ---------
Total interest expense and preferred
  stock dividends......................     2,992      3,058           8,796      8,704          11,654     11,434
                                        ---------  ---------       ---------  ---------       ---------  ---------
Net (Loss) Income...................... $  (1,338) $  (2,267)      $  17,413  $  15,281       $  13,185  $  11,762
                                        =========  =========       =========  =========       =========  =========
Net (loss) income per share............ $   (0.16) $   (0.31)      $    2.19  $    2.08       $    1.68  $    1.61
                                        =========  =========       =========  =========       =========  =========
Dividends paid per share............... $   0.325  $    0.32       $   0.965  $    0.96       $   1.285  $    1.28
                                        ---------  ---------       ---------  ---------       ---------  ---------
Weighted average number of common
  shares outstanding during period..... 8,589,334  7,408,961       7,955,326  7,350,620       7,829,706  7,305,352
                                        ---------  ---------       ---------  ---------       ---------  ---------

                  See Notes to Consolidated Financial Statements on Page 6.


                                      CONNECTICUT ENERGY CORPORATION

                                        CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)


                                                       June 30,        Sept. 30,       June 30,
Assets                                                   1994            1993            1993
- - ------                                                -----------     ----------      -----------
                                                      (Unaudited)                     (Unaudited)
Utility Plant:

  Gross utility plant...............................  $ 324,431       $ 313,951       $ 306,453
  Less--accumulated depreciation....................     97,529          92,151          89,799
                                                      ---------       ---------       ---------
    Net utility plant...............................    226,902         221,800         216,654
  Nonutility property, net..........................      2,586               9               9
                                                      ---------       ---------       ---------
Net utility plant and other property................    229,488         221,809         216,663
                                                      ---------       ---------       ---------
Current Assets:
  Cash and cash equivalents.........................      5,918           2,214           6,738
                                                      ---------       ---------       ---------
  Accounts receivable...............................     41,363          22,654          38,049
  Less--allowance for doubtful accounts.............      4,645           4,251           5,451
                                                      ---------       ---------       ---------
Net accounts receivable.............................     36,718          18,403          32,598
                                                      ---------       ---------       ---------
  Accrued utility revenues, net.....................      2,494           2,307           1,640
  Unrecovered purchased gas costs...................      ----            5,975           ----
  Inventories.......................................     11,777          16,312          15,265
  Prepaid expenses..................................      1,974           1,565           1,613
                                                      ---------       ---------       ---------
Total current assets................................     58,881          46,776          57,854
                                                      ---------       ---------       ---------
Deferred Charges:
  Unamortized debt expenses.........................      6,379           6,466           6,468
  Recoverable future taxes..........................     33,313           ----            ----
  Other.............................................     29,107          24,744          20,692
                                                      ---------       ---------       ---------
Total deferred charges..............................     68,799          31,210          27,160
                                                      ---------       ---------       ---------
Total assets........................................  $ 357,168       $ 299,795       $ 301,677
                                                      =========       =========       =========

                   See Notes to Consolidated Financial Statements on Page 6.

                                            CONNECTICUT ENERGY CORPORATION

                                             CONSOLIDATED BALANCE SHEETS
                                                (Dollars in thousands)
                                                                                     June 30,         Sept. 30,       June 30,
Capitalization and Liabilities                                                         1994             1993            1993
- - ------------------------------                                                      -----------      ----------      -----------
                                                                                    (Unaudited)                      (Unaudited)
Common Shareholders' Equity:

  Common Stock--par value $1 per share: authorized--20,000,000 shares, issued and
    outstanding--8,654,850 shares; 7,488,467 shares; 7,446,615 shares.............. $   8,655        $   7,488       $   7,446
  Capital in excess of par value...................................................    84,352           62,808          61,853
  Retained earnings................................................................    39,143           29,665          36,283
  Adjustment for minimum pension liability.........................................      (108)            (108)          ----
                                                                                    ---------        ---------       ---------
Total common shareholders' equity..................................................   132,042           99,853         105,582
                                                                                    ---------        ---------       ---------
Preferred Stock:
  The Southern Connecticut Gas Company Redeemable Preferred Stock: authorized--
    200,000 shares, par value $100 per share--4.75% cumulative series, issued and
    outstanding--0 shares; 6,500 shares; 6,500 shares..............................     ----               650             650
    authorized--600,000 shares, par value $1 per share, none issued
Preference Stock:
  The Southern Connecticut Gas Company: authorized--1,000,000 shares, par value
    $1 per share, none issued
  Connecticut Energy Corporation: authorized--1,000,000 shares, par value $1 per share, none issued
Preferred stock expense............................................................     ----               (12)            (12)
                                                                                    ---------        ---------       ---------
Total preferred stock..............................................................     ----               638             638
                                                                                    ---------        ---------       ---------
Long-term debt.....................................................................   120,371          120,511         108,965
                                                                                    ---------        ---------       ---------
Total capitalization...............................................................   252,413          221,002         215,185
                                                                                    ---------        ---------       ---------
Current Liabilities:
  Short-term borrowings............................................................     6,700           23,500          27,000
  Current maturities of long-term debt.............................................       594              595             594
  Accounts payable.................................................................     8,589           11,960          10,948
  Refunds due customers............................................................     3,387            1,964           2,142
  Federal, state and deferred income taxes.........................................    10,006            3,634           6,682
  Property and other accrued taxes.................................................     7,348            5,173           6,790
  Interest payable.................................................................     2,264            2,916           2,187
  Customer deposits................................................................     1,951            2,058           2,083
  Refundable purchased gas costs...................................................     1,850            ----            4,637
  Other accrued liabilities........................................................     2,750            1,818           1,856
                                                                                    ---------        ---------       ---------
Total current liabilities..........................................................    45,439           53,618          64,919
                                                                                    ---------        ---------       ---------
Deferred Credits:
  Deferred income taxes and investment tax credits.................................    52,217           17,814          17,858
  Other deferred credits...........................................................     7,099            7,361           3,715
                                                                                    ---------        ---------       ---------
Total capitalization and liabilities............................................... $ 357,168        $ 299,795       $ 301,677
                                                                                    =========        =========       =========

                 See Notes to Consolidated Financial Statements on Page 6.

                                               CONNECTICUT ENERGY CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Dollars in thousands)
                                                        (Unaudited)
                                                       Nine Months Ended           Twelve Months Ended
                                                            June 30,                     June 30,
                                                       -----------------           -------------------
                                                         1994      1993               1994      1993
                                                         ----      ----               ----      ----
Net Cash Provided by Operating Activities:             $ 24,339  $ 16,131           $ 21,462  $ 15,014
                                                       --------  --------           --------  --------
Cash Flows from Investing Activities:
  Capital expenditures................................  (17,334)  (17,939)           (25,531)  (24,838)
  Proceeds from sale of headquarters property.........    ----      2,005              ----      2,005
  Proceeds from sale of subsidiary....................    ----        180              ----        180
  Contributions in aid of construction................       42        13                 95        84
  Payments for retirement of utility plant............     (541)     (120)              (697)     (306)
                                                       --------  --------           --------  --------
Net cash used in investing activities.................  (17,833)  (15,861)           (26,133)  (22,875)
                                                       --------  --------           --------  --------
Cash Flows from Financing Activities:
  Dividends paid on common stock......................   (7,935)   (7,074)           (10,325)   (9,370)
  Issuance of common stock............................   22,711     4,769             23,708     6,108
  Issuance of long-term debt..........................    ----     15,000             12,000    15,000
  Repayments of long-term debt........................     (140)     (140)              (594)      (68)
  Redemption of preferred stock.......................    ----        (50)              ----       (50)
  Early redemption of preferred stock.................     (638)    ----                (638)    ----
  Decrease in short-term borrowings...................  (16,800)  (11,300)           (20,300)     (900)
                                                       --------  --------           --------  --------
Net cash (used in) provided by financing activities...   (2,802)    1,205              3,851    10,720
                                                       --------  --------           --------  --------
Net increase (decrease) in cash and cash equivalents..    3,704     1,475               (820)    2,859
Cash and cash equivalents at beginning of period......    2,214     5,263              6,738     3,879
                                                       --------  --------           --------  --------
Cash and cash equivalents at end of period............ $  5,918  $  6,738           $  5,918  $  6,738
                                                       ========  ========           ========  ========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
  Interest............................................ $  9,529  $  8,980           $ 11,651  $ 11,150
  Income taxes........................................ $  2,065  $  2,747           $  2,065  $  3,977

                 See Notes to Consolidated Financial Statements on Page 6.

                          CONNECTICUT ENERGY CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements of Connecticut Energy Corporation ("Company") for the fiscal year ended September 30, 1993 as presented in the Annual Report on Form 10-K . In the opinion of management, the accompanying financial information reflects all adjustments which are necessary to provide a fair presentation of the interim periods shown. All such adjustments are of a normal recurring nature.

 2. Because sales of gas for space heating purposes by The Southern Connecticut Gas Company ("Southern") are dependent upon weather conditions and typically are greater during the winter months, the results of operations for the nine months ended June 30, 1994 are not indicative of the results to be expected for the full fiscal year.

 3. Included in other deferred charges are amounts related to the deferral of certain hardship heating customer accounts receivable arrearages totalling $9,949,000, $6,894,000 and $6,873,000 at June 30, 1994,
September 30, 1993 and June 30, 1993, respectively; the deferral of certain shortfalls in energy assistance funding related to the 1991/92 and 1992/93 heating seasons amounting to $2,790,000, $3,100,000 and $3,003,000 at June 30, 1994, September 30, 1993 and June 30, 1993,
respectively; prepaid pension contributions of $6,355,000, $5,532,000 and $5,532,000 at June 30, 1994, September 30, 1993 and June 30, 1993,
respectively, and an intangible pension asset of $3,652,000 at June 30, 1994 and September 30, 1993.

 4. Included in other deferred credits are amounts related to a minimum pension liability totaling $3,816,000 at June 30, 1994 and September 30, 1993.

 5. In addition to providing pension benefits, Southern provides certain health care and insurance benefits for retired employees. Southern's employees become eligible for those benefits if they reach age 55 and have completed at least 10 years of service. Prior to October 1, 1993, Southern recognized the cost of providing these benefits in accordance with funding allowed in the Department of Public Utility Control's ("DPUC")
1990 rate decision.  Effective October 1, 1993, the Company adopted
Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires accrual accounting for postretirement benefits during the employee's years of service with Southern. Please refer to Footnote 5 in the registrant's Form 10-Q for the period ended December 31, 1993 for additional information.

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

 8. In September 1993, Southern received notification of the results of audits by the City of New Haven pursuant to Connecticut's omitted property statute. The City of New Haven claimed that Southern owed approximately $2,600,000 in additional personal property taxes related to years 1990 through 1992; however, Southern was not aware of any audit finding of significant omissions of personal property required to be declared. Instead, the City of New Haven's claim was based on the assessor's retroactive reassessment of Southern's personal property. Southern initiated legal actions against the City of New Haven which alleged that, among other things, the City of New Haven had no statutory authority to issue tax bills based upon retroactive reassessments of previously declared property on which taxes were paid and that the City of New Haven's contingent fee agreement with the firm which audited Southern's records was illegal. Southern also instituted legal actions challenging the City of New Haven's assessment of Southern's personal property for the 1993 Grand List.

     On June 29, 1994, Southern and the City of New Haven entered into a Stipulation and Agreement ("Agreement") in settlement of these court actions. The Agreement provided for a $200,000 payment related to the tax years 1990 through 1992 without conceding liability on any of the issues involved; and a resolution of the disputed 1993 personal property assessment, which resulted in a reduction of the original 1993 assessment of approximately $1,500,000 to a new assessment of approximately $800,000.

                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


Net Income
- - ----------

     Connecticut Energy Corporation's ("Company") consolidated net income for the three, nine and twelve months ended June 30, 1994 and 1993 is detailed below:

                    Three Months Ended   Nine Months Ended   Twelve Months Ended
                         June 30,             June 30,             June 30,
                    ------------------   -----------------   -------------------
                     1994       1993      1994       1993      1994       1993
                     ----       ----      ----       ----      ----       ----
(000s omitted)
Net (Loss)Income    $(1,338)   $(2,267)  $17,413    $15,281   $13,185    $11,762
                    =======    =======   =======    =======   =======    =======
Net (Loss)Income
  Per Share         $ (0.16)   $ (0.31)  $  2.19    $  2.08   $  1.68    $  1.61
                    =======    =======   =======    =======   =======    =======
Weighted Average
  Shares Outstanding  8,589      7,409     7,955      7,351     7,830      7,305
                      -----      -----     -----      -----     -----      -----

     Factors affecting the improved results for the three and nine month periods ended June 30, 1994 were the implementation of a 6.6% rate increase on December 9, 1993 by The Southern Connecticut Gas Company ("Southern") and Southern's ability to retain additional interruptible margins earned due to the changes in the annual margin sharing period and target made by the Department of Public Utility Control ("DPUC") in the recent rate decision for Southern.
Partially offsetting these increases were higher operations expenses in the areas of uncollectibles, wages, which included some overtime costs due to the colder winter weather, employee benefit costs primarily due to the adoption of Statement of Financial Accounting Standards No. 106 ("SFAS 106"), depreciation, lease costs and increased taxes due to higher year-to-date pre-tax income and higher revenues. Earnings for the comparative nine month period ended June 30, 1993 were positively impacted by a regulatory decision of the DPUC wherein the DPUC allowed Southern to defer shortfalls in energy assistance from state and federal agencies. This decision allowed Southern to reduce significantly its provision for uncollectibles during the nine month period ended June 30, 1993. Results for the three and nine months ended June 30, 1994 were also affected by higher interest costs due to the issuance of $15,000,000 and

$12,000,000 in additional long-term debt in December 1992 and September 1993, respectively. The increase in long-term debt costs for both 1994 periods was offset by lower other interest costs.

     For the twelve months ended June 30, 1994, margins increased principally due to the recently implemented rate increase by Southern as well as the changes in the margin sharing year and target as previously discussed. Partially offsetting these increased margins were higher operations expenses in the areas of wages, uncollectibles, employee benefit costs principally due to the adoption of SFAS 106, lease costs and other general and administrative expenses, as well as higher depreciation expense, income and gross receipt taxes and long-term debt costs. The provision for income taxes for the fiscal year ended September 30, 1992 benefitted from a lower effective tax rate primarily due to the tax benefit associated with the premium paid by Southern for the repurchase of $52,750,000 of outstanding long term debt. This benefit positively impacted the provision for the twelve months ended June 30, 1993.


Operating Revenues
- - ------------------

     The Company's operating revenues for the three, nine and twelve months ended June 30, 1994 were approximately 9%, 14% and 13% higher than the corresponding periods ended June 30, 1993. These increases are primarily due to the impact of a 6.6% increase in Southern's rates implemented on December 9, 1993, higher collections through the operation of Southern's Purchased Gas Adjustment Clause ("PGA"), colder weather for all 1994 periods, and the addition of more heating customers. In Southern's most recent rate proceeding, the DPUC approved the implementation of a Weather Normalization Adjustment ("WNA") under which the non-gas portion of Southern's firm rates is charged or credited monthly to reflect deviations from normal weather. The implementation of the WNA occurred in January of 1994. Since the weather for the quarter ended June 30, 1994 was 14% warmer than normal, the WNA stabilized Southern's margins by collecting approximately $900,000 from firm customers for the quarter ended June 30, 1994. For the nine months ended June 30, 1994, weather was approximately 4% colder than normal and Southern returned approximately $2,700,000 to firm customers through the operation of the WNA.

Firm Sales Volumes
- - ------------------

     The volumes of gas sold to firm customers by Southern for the three months ended June 30, 1994 decreased approximately 10% as compared to the corresponding 1993 period. This decrease was primarily due to a slightly lower use of gas per customer and a change in mix of business.

     The volumes of gas sold to firm customers by Southern for the nine and twelve months ended June 30, 1994 increased approximately 4% as compared to the corresponding 1993 periods. These increases were primarily attributable to weather being approximately 6% colder for the nine and twelve months ended June 30, 1994 than the corresponding 1993 periods and to increases in the number of heating customers.


Interruptible Sales and Transportation Volumes
- - ----------------------------------------------

     The chart below depicts volumes of gas both sold to and transported for interruptible customers by Southern as well as gross margins earned and retained on these sales:

                              Three Months Ended    Nine Months Ended      Twelve Months Ended
                                   June 30,              June 30,                June 30,
                              ------------------    -----------------      -------------------
                               1994        1993      1994        1993        1994        1993
                               ----        ----      ----        ----        ----        ----
(000s omitted)
Gross Margin Earned           $1,437      $1,283    $4,712      $4,040      $6,231      $5,605
                              ======      ======    ======      ======      ======      ======
Gross Margin Retained         $1,383      $  976    $3,530      $1,826      $4,976      $3,316
                              ======      ======    ======      ======      ======      ======
Volumes Sold and Transported
  (MMcf)                       1,499       1,256     5,151       4,680       6,767       6,727
                               -----       -----     -----       -----       -----       -----

     Margins earned on volumes delivered to interruptible customers vary depending upon the relationship of the market price for alternate fuels to the cost of natural gas and related transportation. Additionally, margins earned, net of gross receipt taxes, from interruptible service in excess of an annual target are allocated through a margin sharing mechanism between firm customers and Southern. Margins earned and retained by Southern were higher for the three, nine and twelve months ended June 30, 1994 as compared to the corresponding 1993 periods. The increase in margins retained for all 1994 periods is principally attributable to the change in the margin sharing year and an increase in the target margin level in accordance with the DPUC's latest rate order involving Southern.


Purchased Gas Expense
- - ---------------------

     Purchased gas expense for the nine and twelve month periods ended June 30, 1994 increased approximately 13% as compared to the corresponding 1993 periods due primarily to increased gas costs through operation of the PGA, a higher base cost of gas and higher firm sales volumes. In addition, gas costs were higher for the three, nine and twelve month periods ended June 30, 1994 due to the suspension of the flow-through of approximately $1,543,000 in gas cost credits until the DPUC issues a decision regarding the recovery mechanism for deferred transition costs. (See section entitled "FERC Order No. 636 Transition Costs".)

     Additionally, during the twelve months ended June 30, 1993, Southern recorded an increase in its purchased gas expense to recover approximately $3,287,000 of previously deferred take-or-pay, contract buy-out and contract buy-down costs in accordance with a DPUC decision.


Operations Expense
- - ------------------

     Operations expense for the three, nine and twelve months ended June 30, 1994 increased 22%, 20% and 13%, respectively, as compared to the corresponding 1993 periods. For the three, nine and twelve month periods ended June 30, 1994, approximately 40%, 50% and 47% of these increases, respectively, are a result of a higher provision for uncollectible accounts. In December 1992, the DPUC allowed Southern to defer certain shortfalls in energy assistance funding from various state and federal agencies related to the 1991/92 and 1992/93 heating seasons. This DPUC decision positively impacted Southern's provision for uncollectible accounts for the three, nine and twelve months ended June 30, 1993. Southern has been allowed to recover these deferred costs as well as deferred costs associated with Southern's certified hardship forgiveness program beginning January 1, 1994 in accordance with the DPUC's latest rate decision. Accordingly, included in operating expenses for the three, nine and twelve months ended June 30, 1994 is approximately $747,000,

$1,493,000 and $1,493,000, respectively, relating to these amortizations. The remainder of these increases are due to higher employee benefit costs relating to the adoption and the current recovery of postretirement health care expenses accrued under SFAS 106, as well as increases in other operations expenses such as wages, lease costs, and general and administrative expenses.


Maintenance Expense
- - -------------------

     Maintenance expense for the nine and twelve months ended June 30, 1994 increased approximately 11% and 6%, respectively, as compared to the same 1993 periods. These increases were primarily attributable to a higher level of maintenance activity due to the colder winter weather and higher labor and material costs associated with Southern's mains.


Depreciation and Depletion
- - --------------------------

     Depreciation expense for the three, nine and twelve months ended June 30, 1994 increased approximately 8% as compared to the corresponding 1993 periods because of additions to plant in service by Southern.


Federal and State Income Taxes
- - ------------------------------

     The total provision for federal and state income taxes for the three, nine and twelve months ended June 30, 1994 increased as compared to the corresponding 1993 periods. The increases for the three and nine months ended June 30, 1994, as compared to the three and nine months ended June 30, 1993, resulted from a lower pre-tax loss for the three months ended June 30, 1994 and higher pre-tax income for the nine months ended June 30, 1994, coupled with higher effective tax rates for both 1994 periods due to the flow-through tax effect of the amortization of previously deferred costs. For the twelve months ended June 30, 1994, the tax provision was higher because of the combination of a higher effective tax rate for that period principally due to the flow-through tax effect of the amortization of previously deferred costs and a non-recurring tax benefit associated with a bond repurchase premium which positively affected the provision for Federal and State Income Taxes for the twelve months ended June 30, 1993.

Municipal, Gross Earnings and Other Taxes
- - -----------------------------------------

     Municipal, gross earnings and other taxes increased for the nine and twelve months ended June 30, 1994 approximately 8% and 6%, respectively, as compared to the corresponding 1993 periods, primarily due to higher provisions for gross earnings taxes because of higher revenues.


Total Interest Expense and Preferred Stock Dividends
- - ----------------------------------------------------

     Total interest expense and preferred stock dividends for the three months ended June 30, 1994 was approximately 2% lower when compared with the corresponding 1993 period, but increased approximately 1% and 2%, respectively, for the nine and twelve months ended June 30, 1994 as compared to the corresponding 1993 periods. These increases are primarily due to higher long-term interest costs associated with the issuance of $15,000,000 of Series X First Mortgage Bonds in December 1992 and $12,000,000 of Series
Y First Mortgage Bonds in September 1993. Partially offsetting higher long-term interest costs was the recovery of higher interest income primarily related to deferred transition costs arising from implementation of Federal Energy Regulatory Commission ("FERC") Order No. 636 by interstate pipelines and lower interest costs related to interstate pipeline refunds. Additionally, short-term interest costs were lower for the three, nine and twelve month period ended June 30, 1994 primarily due to lower average short-term borrowings.

                      LIQUIDITY AND CAPITAL RESOURCES


Operating Activities
- - --------------------

     The seasonal nature of Southern's business creates large short-term cash demands primarily to finance gas purchases, customer accounts receivable and certain tax payments. To provide these funds, as well as funds for its capital expenditure program and other corporate purposes, Southern has committed lines of credit with a number of banks totaling $30,000,000 and uncommitted lines of credit with two of its banks totalling $14,000,000, in addition to a revolving credit line agreement for up to $20,000,000 with one of its banks. This latter agreement has a revolving credit feature through December 21, 1996, followed by a term loan period through December 21, 2000. At June 30, 1994, Southern had unused lines of credit of $57,300,000. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

     Operating cash flows for the nine months ended June 30, 1994 were positively affected by higher net income, higher accrued tax balances, lower fuel inventories and higher refundable purchased gas cost balances. Partially offsetting these positive cash flows were higher accounts receivable balances, higher deferred transition cost balances and lower accounts payable balances.

     Operating cash flows for the twelve months ended June 30, 1994 were positively affected by higher net income, lower inventory costs, higher accrued tax balances and higher refundable purchased gas cost balances. Partially offsetting these positive effects on cash flows were higher accounts receivable balances, higher deferred transition cost balances and lower accounts payable balances.


Rate Matters
- - ------------

     On December 1, 1993, the DPUC issued a final Decision on Southern's latest rate request. This Decision incorporated the Partial Settlement of Certain Issues ("Partial Settlement") which was previously approved by the DPUC and resolved most of the significant financial aspects of Southern's original rate request, including an increase in base rates of $13,400,000 based upon Southern's sales forecast as originally filed, an allowed return on equity of 11.45% and the implementation of a weather normalization adjustment. In addition, Southern was permitted to recover previously deferred costs over amortization periods from three to five years associated with shortfalls in energy assistance, the certified hardship arrearage forgiveness program, environmental remediation expenditures, economic development programs and undepreciated gas holder costs.

     The Partial Settlement also provides for current recovery of postretirement health care expenses accrued under SFAS 106 and the establishment of a target margin, net of gross receipts tax, of $4,000,000 for sales and transportation to Southern's interruptible customers with excess margins shared between firm customers and shareholders on an 80%/20% split. As part of this Partial Settlement, Southern agreed that, except for certain adverse events, it would not file a general application for an increase in rates that would become effective on or before November 30, 1995.


Investing Activities
- - --------------------

     Capital expenditures approximated $17,292,000 and $17,926,000 for the nine month periods ended June 30, 1994 and 1993, respectively, and $25,436,000 and $24,754,000 for the twelve month periods ended June 30, 1994 and 1993, respectively. On an annual basis, Southern relies upon cash flow provided by operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.


Financing Activities
- - --------------------

     As of June, 1994 the quarterly dividend paid per share on the Company's common stock was increased to $0.325 per share or an annual indicated dividend rate of $1.30 per share.

     On March 10, 1994, the Company completed a public sale of 1,000,000 shares of common stock at a price of $20 1/8 per share and received net proceeds of $19,375,000. The proceeds were used for the repayment of short-term debt and for other general corporate purposes. The method, timing and amounts of any future financings by the Company or its subsidiary will depend on a variety of factors, including capitalization ratios, coverage ratios, interest costs, the state of the capital markets and general economic conditions.

     On December 30, 1993, Southern redeemed all outstanding shares of its 4 3/4%, $100 par value preferred stock. The redemption price was 100% of par value plus accrued dividends through December 30, 1993.

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


Take-or-Pay, Contract Buy-Out and Contract Buy-Down Costs
- - ---------------------------------------------------------

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

     As of June 30, 1994, Southern has recovered approximately $5,374,000 from firm customers through the suspension of the flow-through of purchased gas cost credits, $1,343,000 from the suspension of the flow-through of pipeline refunds and $528,000 from interruptible customers through the application of the uniform volumetric surcharge in accordance with the DPUC Decisions. Approximately $800,000 will continue to be recovered from interruptible customers through the uniform volumetric surcharge.


FERC Order No. 636 Transition Costs
- - -----------------------------------

     As a result of FERC's Order No. 636 issued by the Federal Energy Regulatory Commission ("FERC"), costs are being incurred by Southern's interstate pipeline suppliers to convert existing "bundled" sales services to "unbundled" transportation and storage services. These transition costs include: (1) unrecovered gas costs, (2) gas supply realignment costs, (3) stranded investment costs and (4) new facilities costs.

     Southern has incurred approximately $7,640,000 in transition costs as of June 30, 1994. Of this total, approximately $4,571,000 represent unrecovered gas costs, $2,645,000 represent gas supply realignment costs and the remaining $424,000 represent stranded investment costs. On July 8, 1994, the DPUC issued a Decision regarding implementation of FERC Order No. 636 by the Connecticut local gas distribution companies. The DPUC addressed, among other things, the mechanism for the recovery of deferred transition costs. Under this mechanism, the DPUC has allowed the recovery of the unrecovered gas cost balances from the suspension of flow-through of purchased gas cost credits attributable to the twelve month period ended August 31, 1993 as well as refunds received from interstate pipelines. Additionally, any subsequent refunds from interstate pipelines as well as any credits received by Southern for release of its capacity on interstate pipelines during all future years ending August 31, shall be used to offset Southern's payments of unrecovered gas costs until fully recovered.

         Gas supply realignment costs as well as stranded investment costs are to be recovered by Southern as follows: (1) retention of 50% of margins derived through off-system sales; (2) retention of 50% of all interruptible margins earned above Southern's target level; (3) retention of pipeline refunds or deferred gas cost credits for the 1992/93 period and all subsequent annual deferred gas cost periods that are in excess of the estimated unrecovered gas cost portion of transition costs; (4) retention of any capacity release credits received from pipelines in excess of those needed for unrecovered purchased gas costs and (5) if needed, a per unit surcharge applied to firm customers' bills, which will be evaluated in subsequent annual deferred gas cost proceedings. There is no hierarchy in the use of the first four recovery measures, and any and all could be utilized as available. Southern expects to recover its transition costs obligation over a three year period.


Environmental Matters
- - ---------------------

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

Personal Property Tax Audits
- - ----------------------------

     In September 1993, Southern received notification of the results of audits by the City of New Haven pursuant to Connecticut's omitted property statute. The City of New Haven claimed that Southern owed approximately $2,600,000 in additional personal property taxes related to years 1990 through 1992; however, Southern was not aware of any audit finding of significant omissions of personal property required to be declared. Instead, the City of New Haven's claim was based on the assessor's retroactive reassessment of Southern's personal property. Southern initiated legal actions against the City of New Haven which alleged that, among other things, the City of New Haven had no statutory authority to issue tax bills based upon retroactive reassessments of previously declared property on which taxes were paid and that the City of New Haven's contingent fee agreement with the firm which audited Southern's records was illegal. Southern also instituted legal actions challenging the City of New Haven's assessment of Southern's personal property for the 1993 Grand List.

     On June 29, 1994, Southern and the City of New Haven entered into a Stipulation and Agreement ("Agreement") in settlement of
these court actions.    The Agreement provided for a $200,000
payment related to the tax years 1990 through 1992 without conceding liability on any of the issues involved; and a resolution of the disputed 1993 personal property assessment, which resulted in a reduction of the original 1993 assessment of approximately $1,500,000 to a new assessment of approximatley $800,000.


Consolidation of Operating Facilities
- - -------------------------------------

     On March 30, 1993 Southern entered into an operating lease to consolidate its operating centers at one central geographic location in Orange, Connecticut. These operating centers were located in three cities within Southern's service territory. The DPUC approved certain accounting treatment relative to the consolidation of the operating centers at one location which included the transfer of the net book value of Southern's former operating centers from utility property to nonutility property after the completion of the relocation. The relocation of Southern's operating facilities was completed in the second quarter.

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

               CONNECTICUT ENERGY CORPORATION
                       (Registrant)


DATE: August 11, 1994                /s/  Vincent L. Ammann, Jr.
      ---------------                     ----------------------
                                          Vincent L. Ammann, Jr.
                                          Vice President and
                                          Chief Accounting Officer