Form 10-K
period 1994-09-30
CONNECTICUT ENERGY CORP
filed 1994-12-07
CIK 310103

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended September 30, 1994

                                  OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                      Commission file number 1-8369
                      CONNECTICUT ENERGY CORPORATION
          (Exact name of registrant as specified in its charter)

     Connecticut                                 06-0869582
(State or other jurisdiction of               (I.R.S Employer
 incorporation or organization)                Identification No.)

    855 Main Street
Bridgeport, Connecticut                          06604
(Address of principal executive offices)       (Zip Code)

            Registrant's telephone number, including area code
                            (203)  579-1732

        Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
         Title of each class                   on which registered
     Common Stock ($1 par value)              New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                             (Title of Class)
                                   None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as of November 25, 1994:

                               $169,800,891

           Class                               Outstanding at November 25, 1994
- - ------------------------------                 --------------------------------
  Common Stock, $1 par value                              8,707,738

     An index of exhibits to this Annual Report on Form 10-K may be found on Page 17 hereof.

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Connecticut Energy Corporation's 1994 Annual Report to Shareholders are incorporated into Part II.

2. Portions of Connecticut Energy Corporation's Definitive Proxy Statement dated December 14, 1994 are incorporated into Part III.

                                  PART I
                                  ------
                      CONNECTICUT ENERGY CORPORATION
                      ------------------------------
Item 1.  Business
- - -----------------
     The Connecticut Energy Corporation ("Company") is a public utility holding company primarily engaged in the retail distribution of natural gas for residential, commercial and industrial uses through its wholly owned subsidiary, The Southern Connecticut Gas Company ("Southern"), a Connecticut public service company. Southern's predecessor companies, New Haven Gas Company and The Bridgeport Gas Company, were originally incorporated in Connecticut in 1847 and 1849, respectively. The Company is exempt from registration under the Public Utility Holding Company Act of 1935.

     Southern serves approximately 153,000 customers in Connecticut, primarily in 22 towns, including the urban communities of Bridgeport and New Haven, in an area along the southern Connecticut coast from Westport to Old Saybrook. Southern is also authorized to lay mains and sell gas in an additional ten towns in its service area, but does not currently provide any service to these towns.

     As of September 30, 1994, the Company, through its subsidiary, had 572 full-time employees all of whom were employees of Southern. A breakdown of Southern's revenues for the twelve months ended September 30, 1994 was 60.6% residential, 21.1% commercial, 8.9% industrial and 9.4% interruptible and other. Southern is the sole distributor of natural gas, other than bottled gas, in Southern's service area. Oil and electricity compete with gas in most industrial and commercial markets and for residential space and water heating. In general, Southern's firm rates currently are lower than electric rates for heating and, on average, are generally competitive with fuel oil. Southern's gas sales are affected by seasonal factors, and it experiences higher revenues during the winter months.

Customers

General.     Southern provides two types of gas sales service to its on-system customers--firm and interruptible. Firm service is provided to residential, commercial and industrial customers who require a continuous gas supply throughout the year. Interruptible service is available to those commercial and industrial customers and multi-family residential dwellings that can switch between natural gas and an alternate fuel. Southern provides transportation service to certain commercial and industrial customers, on an interruptible basis. The gas transported is owned by those commercial and industrial customers. From 1990 through 1994, the average number of on-system customers served by Southern grew from approximately 151,100 to 152,600.

     Southern now serves Connecticut Light and Power Company's Devon generating station in accordance with a Special Contract for the Transportation of Gas ("Special Contract"). Additionally, Southern has the Connecticut Department of Public Utility Control's ("DPUC") approval to participate in the off-system sales market. If gas supply is available after meeting on-system loads,

Southern sells this supply to customers within Connecticut or in out-of-state markets. These sales are on an interruptible basis, and the customers to which these sales are made are not permanent customers of Southern.

Firm Sales.    In 1994, firm sales represented approximately 91% of operating revenues and approximately 66% of total gas throughput. Firm sales to industrial customers are likely to constitute a smaller percentage of Southern's future total sales due to the changing character of the local economy and continuing regulatory developments affecting the natural gas industry. See section entitled "Rates and Regulation".

     Southern concentrates on customer additions that are the most cost-effective to achieve. During the mid-1980s, when many residential family developments were being constructed, Southern extended mains to those developments, thereby adding groups of customers for heating as well as appliance loads at a relatively low capital cost per customer. Over the past three years, new construction has slowed dramatically, and Southern has focused on adding load along its existing mains, which generally requires a lower capital outlay. Less than 50% of the residences along Southern's mains heat with natural gas, and the conversion of these homes to natural gas heat has been a major factor in increased load growth during the current economic slowdown.

Interruptible Sales, Transportation and Special Contract Services.    Inter-
ruptible sales and transportation services are priced flexibly and competitively versus the price of alternate fuels being paid by larger commercial and industrial customers. Southern's interruptible sales fluctuate depending primarily upon the relative prices of alternate fuels and natural gas as well as the availability of gas not needed to serve firm customers.

     In addition to interruptible sales, Southern transports, on an interruptible basis, gas for delivery to certain large commercial and industrial users. Because of recent regulatory developments, end-users can contract more easily than in the past for transportation service on interstate pipelines to transport natural gas supplies purchased from producers/suppliers, rather than purchase gas solely from the local distribution company. In Southern's service areas, gas is transported to the customers' premises through a combination of interstate pipeline transportation and Southern's distribution system.

     Interruptible transportation revenues are considerably less than revenues from gas sales because customers pay only a fee for the transportation service, whereas gas sales revenues include the cost of gas sold.

     Southern provides service to Connecticut Light and Power Company's Devon generating station in accordance with rates as specified in the Special Contract. Off-system sales are priced based upon the market situation versus the cost of the available supply.

     In 1994, interruptible sales, transportation and special contract services represented approximately 9% of operating revenues and approximately 31% of total gas throughput.

     Combined interruptible sales and transportation services have generally increased since 1988 because of (a) higher alternate fuel prices, (b) Southern's ability to negotiate its interruptible prices under flexible pricing arrangements, (c) changes in the regulatory environment which encouraged such sales and (d) customers' increased desire for cost containment. See section entitled "Rates and Regulation" for further discussion of Southern's flexible pricing and margin sharing mechanism for on-system interruptible service. To the extent Southern negotiates its monthly prices for interruptible services below its monthly standard offering price, lower margins may result.

     Southern's average margins on transportation service are less than its average margins on firm sales and are usually equal to or slightly less than its average margins on interruptible sales.

     The Company does not believe that the loss of any single customer or a few customers would have a long-term, material adverse effect upon Southern's business.

Marketing.    Southern focuses its marketing efforts on three objectives: (1) to increase the number of residential households using natural gas for heating and hot water, (2) to improve system load factor by promoting additional interruptible sales and (3) to increase sales to commercial and industrial customers through the use of both traditional and off peak applications for natural gas. Marketing programs emphasize growth from within the existing distribution system and the addition of high load factor usage of natural gas such as water heating, air conditioning and electric power generation.

     In the residential heating market, 2,504 customers were added in 1994 compared to 1,865 in 1993 and 3,006 in 1992. New customer additions in 1994 increased by 34% from 1993. This was due to increased additions in the new housing construction market and other marketing programs designed to counter continued low oil prices and the slowly recovering Connecticut economy. Residential conversions to natural gas accounted for 61% of total new customer additions in 1994, compared to 80% in 1993 and 68% in 1992.

     Less than 50% of the single family homes along existing mains presently heat with natural gas. Southern's residential marketing efforts are focused primarily on this market segment. Residential marketing programs for this group included: (1) a conversion burner program; (2) a high-efficiency heating program; (3) a trade ally program and (4) service contracts for natural gas heating equipment. These programs use incentives to promote conversion to natural gas. Southern also utilizes an employee incentive program to promote conversions and an incentive program for heating customers to assist in increasing the number of conversions to natural gas heat.

     In the commercial and industrial sectors, emphasis is placed on adding both new firm and interruptible sales. During 1994 Southern added slightly more than 861,500 Mcf of new sales, up 14% from 1993 additions of approximately 754,000 Mcf. Firm sales accounted for approximately 75% of this total.

     Marketing programs for commercial and industrial customers include: (1) a program to promote the use of high efficiency space conditioning equipment; (2) an interruptible sales program offering customers the option of financing new equipment through Southern and (3) a conversion burner leasing program which provides customers with a low-cost opportunity to switch to natural gas.

     Sales to the cooling and cogeneration markets represent the potential for increasing off peak natural gas usage. Continuing advances in natural gas cooling technology along with environmental and operational advantages have made natural gas cooling more competitive with conventional cooling in large and small commercial buildings and in industrial process applications.

     During 1994, Southern added 1,173 tons of natural gas cooling. This represents almost 46,500 Mcf of new off peak load. Since 1991, Southern has added 8,475 tons of natural gas cooling. Southern's marketing programs for natural gas cooling and cogeneration utilize customized rebates to encourage customer conversions.

     Natural gas vehicles ("NGV") represent an emerging market opportunity to increase off peak natural gas usage. Recently passed Connecticut legislation should encourage increased use of natural gas for vehicles. Incentives provided in this legislation include a 50% Connecticut tax credit for installation of natural gas fueling equipment and/or conversion equipment for vehicles. There is currently an exemption from Connecticut's motor fuels tax for qualifying fleets. This tax is presently 31 cents per gallon.

     The Company is aggressively pursuing the NGV market. Southern has entered into three agreements with customers to provide natural gas for motor vehicle use: Southern New England Telephone Company ("SNET") is fueling 11 natural gas vehicles at a SNET site near its New Haven corporate headquarters; the United States Postal Service have converted 62 of its postal vehicles at its East Haven office to natural gas and R.R. Donnelley & Sons Company will initially convert
4 of its heavy duty lift trucks to natural gas with the potential of adding 18 additional lift trucks.

Gas Supply.    Southern's current long-term supply sources include: (1) Canadian supplies purchased from Alberta Northeast Gas Limited ("Alberta Northeast") with transportation on Iroquois Gas Transmission System, L.P. ("Iroquois"); (2) transportation and storage services from Tennessee Gas Pipeline Company ("Tennessee") with direct purchase of supply from producers and marketers; (3) transportation and storage services from Texas Eastern Transmission Corporation ("Texas Eastern") with direct purchase of supply from producers and marketers;
(4) transportation service from Algonquin Gas Transmission Company ("Algonquin") of natural gas purchased from producers and marketers; (5) transportation and storage service from CNG Transmission Corporation ("CNG Transmission"); (6) transportation service from Transcontinental Gas Pipeline Corporation ("Transco"); (7) storage and transportation service from National Fuel Gas Supply Corporation ("National Fuel") and (8) liquid and vapor supplies from Distrigas of Massachusetts Corporation ("Distrigas"). These arrangements result in gas deliveries into Southern's franchise territory through interconnections with three interstate pipelines -- Algonquin, Iroquois and Tennessee.

     In addition to Southern's long-term arrangements to acquire firm gas supplies, Southern purchases spot supplies and utilizes interruptible transportation services from interstate pipeline companies.

     Southern's supply, transportation and storage agreements require Southern to pay a fixed demand charge regardless of the amount of gas transported or stored. The Federal Energy Regulatory Commission ("FERC") regulates interstate pipeline companies in connection with the rates charged to Southern for transportation and storage of natural gas.

     The following table shows Southern's sources of gas supply for the periods indicated.

                                               Fiscal Year
                                                  Ended
                                               September 30,
                                  ---------------------------------------
                                  1994     1993    1992     1991     1990
(Millions of cubic feet)          ----     ----    ----     ----     ----
  Algonquin..............           53      229   2,521    5,476    7,518
  Tennessee..............           24      ---   1,873    2,249    4,546
  Texas Eastern..........          ---      372   1,539    1,649      ---
  Intercompany...........          ---      ---     ---      ---      111
  Alberta Northeast......       12,631   12,446   4,863      ---      ---
  Other (including LNG
  and producers/marketers       18,586   15,731  15,491   12,942   10,974
                                ------   ------  ------   ------   ------
     Total ..............       31,294   28,778  26,287   22,316   23,149
                                ------   ------  ------   ------   ------

Propane..................          ---       33     ---        2      113
Net Inventory Changes....         (388)  (1,362) (1,345)     ---       (6)
Transportation...........        3,396    1,653   4,859    5,999    4,688
                                ------   ------  ------   ------   ------
     Total Throughput....       34,302   29,102  29,801   28,317   27,944
                                ======   ======  ======   ======   ======

Domestic Supply.    Prior to 1992, Southern purchased sales service from
Tennessee, Texas Eastern and Algonquin, combined with a small amount of storage service with Penn-York Energy Corporation, as well as a storage service through Algonquin delivered on a "best efforts" basis. With the implementation of FERC Order No. 636, Southern has converted these supply arrangements from a fully bundled sale and storage service provided by interstate pipelines to unbundled storage and transportation services.

    On July 1, 1992, Southern converted its long-term sales contract with Tennessee to firm transportation and firm storage services. Under the transportation contract, Southern has 13,336,000 Mcf of pipeline capacity available on an annual basis. Southern's storage contract with Tennessee provided winter storage of 1,174,000 Mcf annually. Due to FERC Order No. 636, the storage contract was unbundled into a storage contract and a transportation contract both effective September 1, 1992. These contracts expire in the year 2000. Another contract with Tennessee provides 516,000 Mcf of firm transportation annually.

    Southern has firm storage service from National Fuel. The gas which is stored is later delivered under a firm transportation agreement with Tennessee and provides 150,000 Mcf of winter season supply. The storage and transportation contracts extend through 1995.

    On June 1, 1993, Texas Eastern's former sales service was converted to a firm transportation service. This service provides for 5,972,000 Mcf of pipeline capacity on an annual basis. Additionally, Texas Eastern provides 1,383,000 Mcf of storage service and 12,108,000 Mcf of transportation service on an annual basis formerly provided as sales service through Algonquin. The majority of the storage gas was purchased in place in fiscal 1993. These contracts expire in the year 2012.

    Southern has a storage service contract with CNG Transmission under which Southern has 100 days of storage service available, or 648,000 Mcf annually.
The storage gas is transported by Texas Eastern and Algonquin under firm transportation contracts. The remaining contract term is 18 years. Under other contracts, CNG Transmission provides 773,000 Mcf of annual firm storage service and 1,028,000 Mcf of annual transportation service. This gas is stored by CNG Transmission and is delivered to Southern under transportation contracts with Texas Eastern and Algonquin.

    Algonquin now furnishes only transportation services to Southern. The deliveries which Algonquin makes to Southern are gas supplies transported by other pipelines interconnected to Algonquin.

    The increased natural gas storage capabilities acquired through the restructuring process have impacted Southern's operations. Southern's storage capacity is used to enhance security of supply and reduce dependence on the production of liquefied natural gas ("LNG") and propane.

    Additionally, much of the transportation and storage service through Texas Eastern and Algonquin and a nominal amount of transportation service from Tennessee is "no notice" transportation, which allows Southern to meet sudden and dramatic shifts in demand and assures reliability to meet customer requirements.

    Southern also has multiple purchase agreements with producers and marketers for firm supply behind its storage and transportation agreements. These agreements range from 365 day availability of supply to 90 day peaking supply, with terms ranging from one year to seven years. Southern pays a monthly reservation charge, but has no monthly purchase obligation under these agreements. Commodity prices are tied to pricing indices showing current prices by supply areas.

Canadian Supply.    In January 1992, Southern began receiving Canadian supply
under its long-term contracts with Alberta Northeast with firm transportation on Iroquois. These firm supply contracts with Alberta Northeast provide Southern with 12,775,000 Mcf of firm Canadian supply annually. These services were largely unaffected by FERC Order No. 636, although Iroquois became an open access transporter effective September 1, 1993. Supply agreements with Alberta Northeast have remaining terms of 9 to 13 years, and the transportation agreement with Iroquois has a remaining term of 17 years.

Supplemental Supply.    Southern has an agreement with Distrigas to purchase on
a firm basis 328,000 Mcf annually, effective November 1992. This contract continues for eight years and includes provisions for either vapor or liquid delivery, with an option to increase the maximum daily delivery over the term of the contract. Additionally, Southern has an interruptible purchase contract with Distrigas.

    Southern uses gas from its LNG and propane facilities to meet peak winter demand requirements, including the demands of a design year -- a year as cold as the coldest in the past 30 years. Southern has additional offsite propane storage and has contracts with Distrigas to obtain supplies to refill its LNG storage tank.

FERC Order No. 636.    FERC Order No. 636 compliance filings have been approved
for Algonquin and Texas Eastern, effective June 1, 1993, and for Tennessee and Iroquois, effective September 1, 1993. Transition costs, i.e. those costs incurred by pipelines as a result of implementing Order No. 636, are being allowed by FERC to be recovered by the pipelines from their customers. Four types of transition costs have been defined in the order: (1) unrecovered gas costs remaining in the purchased gas adjustment account; (2) gas supply realignment ("GSR") costs; (3) stranded costs and (4) new facilities costs.

    Southern has incurred approximately $8,815,000 in transition costs as of September 30, 1994. Of this total, $4,468,000 represent unrecovered gas costs and $4,347,000 represent GSR costs and stranded investment costs. Hearings were conducted by the DPUC in May 1994; and on July 8, 1994, the DPUC issued a Decision regarding implementation of FERC Order No. 636 by the Connecticut local gas distribution companies. The DPUC addressed, among other things, the mechanism for the recovery of deferred transition costs. Under this mechanism, the DPUC has allowed the recovery of the unrecovered gas cost balances from the suspension of flow-through of purchased gas cost credits attributable to the twelve month period ended August 31, 1993 and all future years ending August 31 as well as refunds received after October 1, 1993 from interstate pipelines. Additionally, any subsequent refunds from interstate pipelines, as well as any credits received by Southern for release of its capacity on interstate pipelines, shall be used to offset Southern's payments of unrecovered gas costs until fully recovered. As of September 30, 1994, Southern has recovered approximately $4,468,000 in unrecovered gas costs through a combination of these recovery mechanisms.

    GSR costs as well as stranded investment costs are to be recovered by Southern as follows: (1) retention of 50% of margins derived through off-system sales; (2) retention of 50% of all interruptible margins earned above Southern's target level; (3) retention of pipeline refunds or deferred gas costs credits for the 1992/93 period and all subsequent annual deferred gas cost periods that are in excess of the estimated unrecovered gas cost portion of transition costs; (4) retention of any capacity release credits received from pipelines in excess of those needed for unrecovered purchased gas costs and (5) if needed, a per unit surcharge applied to firm customers' bills, which will be evaluated in subsequent annual deferred gas cost proceedings. There is no hierarchy in the use of the first four recovery measures, and any and all could be utilized as available. All subsequent annual deferred gas cost credits will be applied on an annual basis. All other transition cost credits will be immediately applied on a monthly basis to offset transition costs which have been or will be subsequently billed. As of September 30, 1994, Southern has recovered approximately $3,020,000 in GSR costs as well as stranded investment costs through a combination of these recovery mechanisms.

    Straight-fixed-variable ("SFV") rates are now in effect on the pipelines serving Southern as a result of FERC Order No. 636 and have replaced modified-fixed-variable ("MFV") rates. Pipeline demand charges have increased under SFV rate design due to shifting certain revenue requirements to the fixed portion of pipeline rates. Pipeline usage charges, on the other hand, have decreased correspondingly due to the same cost shifting out of the variable portion of the rate. The change in gas costs due to SFV rates, specifically, the adjustment between pipeline demand and usage charges, has been incorporated in Southern's new base cost of gas approved by the DPUC.

    Capacity release programs are available on all pipelines serving Southern. These programs permit Southern to release firm transportation capacity, including underground storage, to "replacement shippers" on a basis which is either prearranged or subject to bidding. All releases must be posted on the electronic bulletin board of the pipeline on which the capacity is being released. Bidding occurs on the posted releases except for prearranged transportation arrangements of 29 days or less.

    Southern has been an active participant in capacity release since June 1, 1993. Capacity release results in direct reductions to gas cost since pipeline demand charges recouped from a replacement shipper flow back on the pipeline's monthly bill as a credit to Southern.

Rates and Regulation

Connecticut Regulation.    Southern is subject to the jurisdiction of the DPUC
as to accounting, rates, charges, operating matters and the issuance of securities, both equity and debt, other than borrowings maturing in twelve months or less. Southern's firm sales rates change monthly pursuant to a DPUC approved Purchased Gas Adjustment clause ("PGA"), under which purchased gas costs above or below a specified base cost are charged or credited to customers.

    In setting authorized rates for Southern, the DPUC allows prospective adjustments to a historical test year. Forward-looking adjustments to the mid-point of the rate year (the first year that rates will be in effect) for rate base, revenues, expenses and capital structure are allowed. The DPUC has found that these refinements provide for better synchronization of the ratemaking components. Costs used by the DPUC in determining Southern's rates may not be the same as actual costs incurred by Southern during the period rates are in effect. The sales used in establishing rates are based on "normal" weather patterns. Actual rates of return realized may not necessarily equal the authorized rates of return.

    On April 23, 1993, Southern filed an application with the DPUC for an increase in rates designed to produce additional revenues of approximately $27,900,000 or 13.67% over test year revenues. Southern's base rates had not been increased since April 1990.

    On December 1, 1993, the DPUC issued a final Decision on Southern's latest rate request. This Decision incorporated the Partial Settlement of Certain Issues ("Partial Settlement") which was previously approved by the DPUC in September 1993 and resolved most of the significant financial aspects of Southern's original rate request, including an increase in base rates of $13,400,000 based upon Southern's sales forecast as originally filed, an allowed return on equity of 11.45% and the implementation of a weather normalization adjustment clause. In addition, Southern was permitted to recover previously deferred costs over amortization periods from three to five years associated with shortfalls in energy assistance, the certified hardship arrearage forgiveness program, environmental remediation expenditures, economic development programs and undepreciated gas holder costs.

    The Partial Settlement also provides for current recovery of postretirement health care expenses accrued under Statement of Financial Accounting Standards No. 106 and the establishment of a target margin, net of gross receipts tax, of $4,000,000 for on-system sales and transportation to Southern's interruptible customers with excess margins shared between firm customers and shareholders on an 80%/20% split. As part of this Partial Settlement, Southern agreed that, except for certain adverse events, it would not file a general application to increase rates which would become effective on or before November 30, 1995.

Federal Regulation.    Southern is affected by various federal regulations,
including regulations which (1) provide for emergency authority and curtailment allocations under the Natural Gas Policy Act of 1978 when pipeline supplies are limited and (2) establish certain retail policies for natural gas utilities under the Public Utility Regulatory Policies Act of 1978. Southern is also subject to the Natural Gas Pipeline Safety Act of 1968 with respect to the construction, operation and maintenance of its mains, services and LNG facilities as well as other federal regulations pertaining to safety standards concerning such facilities. Currently, these federal regulations have a minimal direct effect on Southern's day-to-day operations. Southern is also subject to various federal, state and local regulation with respect to environmental matters (including hazardous waste regulation) and local zoning and other regulations. To date, such regulations have not materially impacted Southern's capital expenditures, earnings or operations.

    Regulations promulgated under the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992, which require reduced pollution levels and certain energy efficiency standards, have begun to affect Southern. Among other things, the Clean Air Act Amendments (1) impose stringent emissions standards for all vehicles beginning in 1994; (2) mandate the gradual phase-in of alternative fuel vehicles for fleets of more than 10 vehicles beginning in 1998; and (3) require power plants to phase in significant emission reductions of sulfur dioxide and nitrogen oxide by the year 2000. Similarly, the Energy Policy Act of 1992 (1) requires that federal vehicles begin phasing-in the use of alternative fuels as early as 1993; (2) offers tax incentives to private parties who use or facilitate the use of alternative fuel vehicles and (3) requires a lessening reliance on foreign fuels. Over time, it is expected that these regulations will lead to an increasing demand for natural gas. Southern already has begun to participate in the expanded markets for natural gas that are emerging due to these regulatory mandates.

    Since 1986, FERC has effected major changes in the regulations governing the natural gas industry, especially FERC Order No. 636. Although the Company is not subject to FERC jurisdiction, FERC's actions increase competition in the natural gas industry by requiring interstate pipeline companies to provide gas transportation to others on a non-discriminatory basis. This increased competition may assist Southern, at least in the short-term, by replacing some higher cost gas supplies with less costly supplies. For a discussion of the impact of FERC Order No. 636, see page 7.

Environmental Matters.    Southern has identified coal tar residue at three
sites in Connecticut. This residue results from historic coal gasification operations conducted at those sites by Southern's predecessors from the late 1800s through the first part of this century. Many gas distribution companies throughout the country carried on such gas manufacturing operations during the same period. The coal tar discovered at Southern's three sites is not designated a hazardous material by any federal or Connecticut agency, but some of its constituents are classified as hazardous.

    On April 27, 1992, Southern notified the Connecticut Department of Environmental Protection ("DEP") and the United States Environmental Protection Agency of the presence of coal tar residue on the three sites. On November 9, 1994, the DEP informed Southern that it had performed a preliminary review of the information provided to it by Southern and had determined that, based on current priorities and limited staff resources, a comprehensive review of site conditions and subsequent participation by the DEP "are not possible at this time". Until the DEP conducts a comprehensive review, no discussions with it addressing the extent and type of remedial action, if any, as well as the time period over which such action would take place, can occur.

    Given the DEP's response, management cannot at this time predict the costs of any future site analysis and remediation, if any, nor can it estimate when any such costs, if any, would be incurred. Such future analytical and cleanup costs could possibly be significant.

    Based upon the provisions of the Partial Settlement, management believes that Southern will properly be able to recover the costs of investigation and remediation, if any, through its customer rates. The method, timing and extent of any recovery remain uncertain, but management currently does not expect that the incurrence of such costs will have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Properties
- - -------------------
    The Company's materially important physical plant and properties consist primarily of Southern's gas distribution facilities. Southern had 2,057 miles of main and 118,814 service units as of September 30, 1994. It leases office space in Bridgeport, New Haven and Madison, owns properties in Bridgeport and New Haven that were formerly service centers and owns propane air facilities in New Haven and Trumbull.

    In 1972, Southern entered into a long-term lease of the LNG plant in Milford, Connecticut. The initial lease period is for 25 years.

    In 1992, Southern entered into an operating lease which consolidated administrative functions at one location in Bridgeport, Connecticut. The lease term is for 20 years.

    In March 1993, Southern entered into an operating lease for the purpose of consolidating its operating centers at one location in Orange, Connecticut. The consolidation occurred during the second quarter of fiscal 1994, and the lease term is for 20 years.

    Substantially all of Southern's utility properties and plant are subject to the lien of the indenture and supplemental indentures securing its first mortgage bonds. It is management's opinion that the materially important physical plant and properties as described herein is suitable and adequate for the purpose of delivering gas for customer use.

Item 3.  Legal Proceedings
- - --------------------------
    In September 1993, Southern received notification of the results of audits by the City of New Haven pursuant to Connecticut's omitted property statute. The City of New Haven claimed that Southern owed approximately $2,600,000 in additional personal property taxes related to years 1990 through 1992; however, Southern was not aware of any audit finding of significant omitted personal property. Instead, the City of New Haven's claim was based on the assessor's retroactive reassessment of Southern's personal property. Southern initiated legal actions against the City of New Haven which alleged that, among other things, the City of New Haven had no statutory authority to issue tax bills based upon retroactive reassessments of previously declared property on which taxes were paid and that the City of New Haven's contingent fee agreement with the firm which audited Southern's records was illegal. Southern also instituted legal actions challenging the City of New Haven's assessment of Southern's personal property for the 1993 Grand List.

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

Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------
    None

                                  PART II
                                  -------

Item 5.  Market for Common Stock and Related Stockholder Matters
- - ----------------------------------------------------------------
Common Stock Data
- - -----------------
    The Company's common stock is listed for trading on the New York Stock Exchange. The Company's common stock symbol is CNE.

    The following table shows the high and low price range of the Company's common stock and quarterly dividends paid.

Market Price and Dividend Data
- - ------------------------------
1994
- - ----
(Quarter Ended)        High      Low      Dividend
- - ---------------        ----      ---      --------
December 31, 1993      $26       $23      $.32
March 31, 1994          25        20       .32
June 30, 1994           22 1/2    20 1/4   .325
September 30, 1994      22 1/4    20 1/4   .325

1993
- - ----
(Quarter Ended)        High      Low      Dividend
- - ---------------        ----      ---      --------
December 31, 1992      $23 1/2   $20      $.32
March 31, 1993          25        22 1/2   .32
June 30, 1993           26 1/2    24       .32
September 30, 1993      26        24       .32

    As of September 1994, the Company and its predecessors have paid 339 consecutive quarterly cash dividends. Cash dividends have been paid since 1850, and the Company currently expects that dividends will continue to be paid in the future.

    The major source of funds for payment of the Company's dividends is the dividends received on the shares of Southern's common stock owned by the Company. Southern's indenture relating to long-term debt, and its Amended and Restated Certificate of Incorporation contain restrictions as to the declaration or payment of cash dividends on, or the reacquisition of, capital stock. Under the most restrictive of such provisions, $19,209,000 of retained earnings at September 30, 1994 were available for such purposes.

    The approximate number of shareholders of record of the Company's common stock as of November 25, 1994 was 12,074.

Item 6.  Selected Financial Data
- - --------------------------------
    The presentation under "Eleven Year Financial Summary" for the five years in the period ended September 30, 1994 on pages 40 and 41 of Connecticut Energy Corporation's 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition
- - --------------------------------------------------------------------
and Results of Operations
- - -------------------------
    The "Management's Discussion and Analysis" on pages 17 to 23 of Connecticut Energy Corporation's 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
- - ----------------------------------------------------
    The Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Common Shareholders' Equity, Notes to Consolidated Financial Statements on pages 24 to 38 and the Report of Independent Accountants as set forth on page 39 of Connecticut Energy Corporation's 1994 Annual Report to Shareholders are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- - ------------------------------------------------------------------------
Financial Disclosure
- - --------------------
    None

                                 PART III
                                 --------

Item 10.  Directors and Executive Officers of the Registrant
- - ------------------------------------------------------------
    Information required in this item regarding directors is contained in the Company's definitive Proxy Statement at pages 2 to 4 which will be mailed to shareholders on or about December 14, 1994, which is incorporated by reference herein. A list of executive officers of the registrant and Southern follows:

           Executive Officers of Connecticut Energy Corporation
           ----------------------------------------------------
                                    and
                                    ---
                   The Southern Connecticut Gas Company
                   ------------------------------------

                                             Position and
                                      Business Experience for the
Name and Age                                  Past 5 Years
- - ------------                   ----------------------------------------
J. R. Crespo, 52               Chairman of the Board, President and
                               Chief Executive Officer of the Company
                               and Southern (1990), President and Chief
                               Executive Officer of the Company and
                               Southern (1989).  Prior to joining the
                               Company in 1989, he was Managing Partner of the Utility Regulatory and Advisory
                               Services practice of Coopers & Lybrand,
                               New York.

Vincent L. Ammann, Jr., 35     Vice President and Chief Accounting
                               Officer of the Company and Group Vice
                               President, Corporate Planning and
                               Administration of Southern (1994), Vice
                               President and Chief Accounting Officer of the Company and Southern (1991),
                               Controller of Southern (1990). Prior to joining Southern in 1990, he was Senior
                               Manager, National Public Utility Services
                               Group of Deloitte and Touche (1988) and
                               Audit Manager, Deloitte, Haskins and
                               Sells (1986).

Carol A. Forest, 46            Vice President, Finance, Chief Financial
                               Officer and Treasurer of the Company and Southern (1991), Vice President, Finance and Chief Financial Officer of the Company (1985) and Southern (1984).

Michael H. Pinto, 67           Vice President, Government Affairs of the
                               Company (1991), Director, Governmental
                               Relations of Southern (1990), Director,
                               Economic Development of Southern (1985).

J. Richard Tiano, 50           Vice President, General Counsel and
                               Secretary of the Company and Southern
                               (1988).  Prior to joining the Company and
                               Southern in 1988, he was a partner in the law firm of Wickwire, Gavin, P.C., Washington, D.C.

Thomas A. Trotta, 57           Senior Vice President and Chief Operating
                               Officer of Southern (1992), Senior Vice
                               President, Operations of Southern (1991),
                               Vice President, Sales and Customer
                               Services of Southern, (1989), Assistant
                               Vice President, Operations of Southern
                               (1989).

Samuel R. Clammer, 57*         Vice President, Engineering and Gas
                               Supply of Southern (1992), Senior Vice
                               President, Engineering, Planning and Gas
                               Control of Southern (1989), Vice
                               President, Planning of Southern (1989).
                               Prior to joining Southern, he was a
                               consultant with Brown, Williams, Quinn
                               and Chinn (1988).

Frank L. Esposito, 62          Vice President, Human Resources and
                               Corporate Services of Southern (1992),
                               Vice President Human Resources of
                               Southern (1991), Director, Human
                               Resources of Southern (1982).

James P. Healy, 52             Vice President, Information Technology of
                               Southern (1992), Senior Vice President,
                               Corporate Development of Southern (1986).

Ernest W. Karkut, 52           Vice President, Purchasing and Plant
                               Services of Southern (1994), Vice
                               President, Customer Support Services of
                               Southern (1992), Assistant Vice
                               President, Customer Support Services of
                               Southern (1991), Assistant Vice
                               President, Financial Planning and
                               Treasurer of Southern (1991), Assistant
                               Vice President, Financial Planning of
                               Southern (1989), Director, Financial
                               Planning of Southern (1989).

Peter D. Loomis, 46            Vice President, Distribution and
                               Customer Service of Southern (1992),
                               Group Director, Customer Services (1991),
                               Director, Consumer Service (1989).

Larry S. McGaughy, 47          Vice President, Marketing and Corporate
                               Engineering of Southern (1994), Vice
                               President, Marketing and Gas Control of
                               Southern (1991), Vice President,
                               Corporate Planning and Marketing of
                               Southern (1990).  Group Director, Sales
                               and Marketing of Southern (1990). Prior to joining Southern in 1990, he was the Director, Marketing and Energy Services at Tampa Electric (1986).

Phyllis A. O'Brien, 49         Vice President, Accounting and Regulatory
                               Services of Southern (1994), Vice
                               President, Corporate and Regulatory
                               Planning of Southern (1993), Group
                               Director, Corporate Regulatory and Supply
                               Planning of Southern (1991), Group
                               Director, Planning, Rates and Regulatory
                               Affairs of Southern (1991), Director,
                               Planning, Rates and Regulatory Affairs of
                               Southern (1990), Director, Rate Planning and Regulatory Affairs of Southern
                               (1989).

*Retired effective June 1, 1994.

Item 11.  Executive Compensation
- - --------------------------------
    Information required in this Item is contained in the Company's definitive Proxy Statement on pages 6 to 11 which will be mailed to shareholders on or about December 14, 1994, which is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- - ------------------------------------------------------------------------
    Information required in this Item is contained in the Company's definitive Proxy Statement on page 4 which will be mailed to shareholders on or about December 14, 1994, which is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
- - --------------------------------------------------------
    Information required in this Item is contained in the Company's definitive Proxy Statement on pages 5 and 10 which will be mailed to shareholders on or about December 14, 1994, which is incorporated by reference herein.

                                  PART IV
                                  -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- - -------------------------------------------------------------------------
(a) List of documents filed as part of this Report:

1.  Financial Statements
    --------------------
    Among the responses to this Item 14 (a) are the following financial statements which are incorporated herein by reference in Item 8 above:

     (i) Consolidated Balance Sheets for the years ended September 30, 1994 and 1993.

    (ii) Consolidated Statements of Income for the years ended September 30, 1994, 1993 and 1992.

   (iii) Consolidated Statements of Changes in Common Shareholders' Equity for the years ended September 30, 1994, 1993 and 1992.

    (iv) Consolidated Statements of Cash Flows for the years ended September 30, 1994, 1993, and 1992.

     (v) Notes to Consolidated Financial Statements

    (vi) Report of Independent Accountants

2.  Financial Statements and Supplementary Data required by Item 8
    --------------------------------------------------------------
     (A)  Schedule    Description                                Page
          --------    -----------                                ----
                      Report of Independent Accountants on
                      Financial Statement Schedules               21

            V.        Property, Plant and Equipment               22

            VI.       Accumulated Depreciation and Depletion
                      of Property, Plant and Equipment            23

            VIII.     Valuation and Qualifying Accounts           24

     All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

3.   Exhibits Required by Item 601 of Securities and Exchange Commission
     -------------------------------------------------------------------
     Regulation S-K
     --------------
     (A) The following such exhibits are filed as a separate section of this report.

     Exhibits
     --------
     (3)  Certificate of Incorporation and By-Laws
          ----------------------------------------
     The Amended and Restated Certificate of Incorporation of Connecticut Energy Corporation is incorporated herein by reference to Item 6 of the Company's Form 10-Q filed for the quarter ended March 31, 1991 at pages 14 through 22. The Amended and Restated By-Laws of Connecticut Energy Corporation are incorporated herein by reference to Item 6 of the Company's Form 10-Q filed for the quarter ended June 30, 1993 at pages 21 through 32.

     The Amended and Restated Certificate of Incorporation of The Southern Connecticut Gas Company is incorporated herein by reference to Item 6 of Form 10-Q filed for the quarter ended June 30, 1990 at pages 40 through 51. The Amended and Restated By-Laws of The Southern Connecticut Gas Company are incorporated herein by reference to Item 6 of the Company's Form 10-Q filed for the quarter ended December 31, 1990 at pages 82 through 90.

     (4)  Instruments Defining Rights of Security Holders, Including Indentures
          ---------------------------------------------------------------------
     (i) Indenture between The Bridgeport Gas Light Company and The Bridgeport City Trust Company, as Trustee, dated as of March 1, 1948. Incorporated herein by reference in Exhibit 4(b) (1) to Registration Statement 2-10566.

     (ii) In addition to the Indenture referred to in 4 (i) hereof, there have been twenty-six indentures supplemental thereto and a Financing Agreement among The Southern Connecticut Gas Company, Industrial Leasing Trust No. 3, Industrial Leasing Corporation, The Travelers Insurance Company and The Connecticut Bank and Trust Company, Trustee dated as of April 1, 1972, copies of all of which the Company agrees to furnish to the Commission upon request.

     (10)  Material Contracts
           ------------------
      (i) Gas Purchase and Sales Agreement between The Southern Connecticut Gas Company and Tenngasco Corporation, Tenngasco Exchange Corporation, Tenngasco Marketing Corporation, Tenneco Oil Company, Houston Oil and Minerals Corporation, Tinco, Ltd., Tenneco Exploration, Ltd. and Tenneco Exploration II, Ltd., dated as of April 11, 1985, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1986 at pages 42 to 72.

     (ii) Storage Service Agreement between Penn-York Energy Corporation and The Southern Connecticut Gas Company, dated as of January 1, 1988, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1987 at pages 166 to 171.

     (iii)     Interruptible Gas Transportation Contract and Amendment No.
1, thereto, among Tenngasco Corporation, The Southern Connecticut Gas Company and The United Illuminating Co., dated as of May 14, 1987 and August 1, 1989, respectively, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1989 at pages 238 to 258.

     (iv) Amendment No. 2 to Interruptible Gas Transportation Contract among Tenngasco Corporation, The Southern Connecticut Gas Company and The United Illuminating Company dated as of November 1, 1990, incorporated by reference to Form 10-K for the transition period from January 1, 1990, to September 30, 1990, at pages 90 to 91.

     (v) Gas Transportation Contract between Iroquois Gas Transmission System, L.P. and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference in Exhibit 10.32 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

     (vi) Gas Sales Agreement No. 1 by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference in Exhibit 10.33 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

     (vii) Gas Sales Agreement No. 2 by and between Alberta Northeast Gas Unlimited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference in Exhibit 10.34 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

     (viii) Gas Sales Agreement by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference in Exhibit 10.35 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

     (ix) Gas Sales Agreement by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference in Exhibit 10.36 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

     (x) Gas Sales Agreement by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference in Exhibit 10.37 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

     (xi) Storage Service Transportation Contract between Tennessee Gas Pipeline Company and The Southern Connecticut Gas Company, dated November 1, 1990, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992 at pages 182 to 190.

     (xii) Storage Service Agreement between CNG Transmission Corporation and The Southern Connecticut Gas Company, dated October 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 130 to 137.

     (xiii) Gas Storage Contract between Tennessee Gas Pipeline Company and The Southern Connecticut Gas Company, dated September 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 138 to 142.

     (xiv) Gas Transportation Agreement between Tennessee Gas Pipeline Company and The Southern Connecticut Gas Company, dated August 19, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 143 to 151.

     (xv) Gas Transportation Agreement between Tennessee Gas Pipeline Company and The Southern Connecticut Gas Company, dated August 19, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 152 to 159.

     (xvi) Service Agreement between Texas Eastern Transmission Corporation and The Southern Connecticut Gas Company, dated June 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 160 to 170.

     (xvii) Service Agreement between Texas Eastern Transmission Corporation and The Southern Connecticut Gas Company, dated June 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 171 to 180.

     (xviii)   Service Agreement between Texas Eastern Transmission
Corporation and The Southern Connecticut Gas Company, dated June 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 181 to 192.

     (xix) Service Agreement between Texas Eastern Transmission Corporation and The Southern Connecticut Gas Company, dated June 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 193 to 204.

     (xx) Service Agreement between Texas Eastern Transmission Corporation and The Southern Connecticut Gas Company, dated June 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 214 to 220.

     (xxi) Service Agreement between Algonquin Gas Transmission Company and The Southern Connecticut Gas Company, dated June 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 221 to 227.

     (xxii) Service Agreement between Algonquin Gas Transmission Company and The Southern Connecticut Gas Company, dated June 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 228 to 235.

     (xxiii)   Service Agreement between Algonquin Gas Transmission Company and The Southern Connecticut Gas Company, dated June 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 236 to 243.

     (xxiv) Service Agreement between Algonquin Gas Transmission Company and The Southern Connecticut Gas Company, dated June 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 244 to 251.

     (xxv) Service Agreement between Algonquin Gas Transmission Company and The Southern Connecticut Gas Company, dated June 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 252 to 257.

     (xxvi) Service Agreement between Algonquin Gas Transmission Company and The Southern Connecticut Gas Company, dated October 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 258 to 277.

     Executive Compensation Plans and Arrangements
     ---------------------------------------------
     (xxvii)   Employment Agreement between The Southern Connecticut Gas
Company and J. R. Crespo, dated as of March 24, 1992, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992 at pages 213 to 229.

     (xxviii)  Amended and Restated Deferred Compensation Agreement between
The Southern Connecticut Gas Company and J. R. Crespo, dated as of October 21, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 278 to 288.

     (xxix) The Southern Connecticut Gas Company, Board of Directors Retirement Plan, effective October 1, 1992, is filed herewith at pages 27 to 30.

     (xxx) The Southern Connecticut Gas Company, Management Compensation Plan, effective October 1, 1992, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992 at pages 251 to 253.

     (xxxi) Agreements between The Southern Connecticut Gas Company and Philip R. Marsilius and Henry Chauncey, Jr. relating to deferred compensation as directors, dated as of December 27, 1988 and December 31, 1988, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1988 at pages 58 to 62 and pages 63 to 67.

     (xxxii)   Supplemental Retirement Benefits Plan effective October 1,
1993, incorporated by reference to Form 10-Q for the quarter ended December 31, 1993 at pages 25 to 28.

     (13)   Annual Report to Security Holders
            ---------------------------------

     Connecticut Energy Corporation's 1994 Annual Report to Shareholders is filed herewith at pages 31 to 82.

     (21)  Subsidiaries of the Registrant
           ------------------------------
     A list of Connecticut Energy Corporation's subsidiaries is incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at page 335.

     (27)  Financial Data Schedule
           -----------------------
     Financial Data Schedule UT is filed herewith at page 83.

(b)  No reports on Form 8-K were filed during the last quarter of 1994.

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
      ------------------------------------------------------------------

To the Board of Directors and Shareholders of Connecticut Energy Corporation:

Our report on the consolidated financial statements of Connecticut Energy Corporation has been incorporated by reference in this Form 10-K from page 39 of the 1994 Annual Report to Shareholders of Connecticut Energy Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                         S/  Coopers & Lybrand, L.L.P.

New Haven, Connecticut
November 1, 1994



                    CONSENT OF INDEPENDENT ACCOUNTANTS
                    ----------------------------------

We consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 33-47684-3) and Form S-8
(No. 33-39245 and 33-51763) of Connecticut Energy Corporation of our report dated November 1, 1994, on our audits of the consolidated financial statements of Connecticut Energy Corporation as of September 30, 1994 and 1993, and for the years ended September 30, 1994, 1993 and 1992, appearing on page 39 of the 1994 Annual Report to Shareholders of Connecticut Energy Corporation which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the financial statement schedules, which appears above.

                         S/  Coopers & Lybrand, L.L.P.

New Haven, Connecticut
December 6, 1994

SCHEDULE V
                                        PROPERTY PLANT AND EQUIPMENT
                         FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 and 1992
                                                  (000's)

                                  Balance                Additions     Sales and                 Balance
                                  September 30, 1993     at Cost       Retirements     Other     September 30, 1994
                                  ------------------     ---------     -----------     -----     ------------------
GAS PLANT:
  Intangibles                              141               ---            ---          ---             141
  Production                             3,314                36            100         (389)          2,861
  Storage                                6,086               224            ---          ---           6,310
  Distribution                         278,847            23,763          1,718       (2,166)        298,726
  General                               22,703             4,450          3,017       (2,257)         21,879
  Construction Work in Progress          2,860              (824)           ---          ---           2,036
                                       -------            ------          -----        -----         -------
  Gross Utility Plant                  313,951            27,649          4,835       (4,812)        331,953

  Other Non-utility Property                97               ---            ---        3,319(B)        3,416
  Leasehold Costs                          ---               ---            ---          ---             ---
  Intangible Drilling Costs                ---               ---            ---          ---             ---
  Lease and Well Equipment                 ---               ---            ---          ---             ---
                                       -------            ------          -----        -----         -------
Total Property, Plant and Equipment    314,048            27,649          4,835       (1,493)        335,369
                                       =======            ======          =====        =====         =======

(B) Transfer of gross book value of former operating centers from utility property to non-utility property.

                                  Balance                Additions     Sales and                 Balance
                                  September 30, 1992     at Cost       Retirements     Other     September 30, 1993
                                  ------------------     ---------     -----------     -----     ------------------
GAS PLANT:
  Intangibles                              141               ---            ---          ---             141
  Production                             3,241                21            ---           52           3,314
  Storage                                6,128                10            ---          (52)          6,086
  Distribution                         259,464            20,833          1,941          491         278,847
  General                               22,530             3,668          1,588       (1,907)(A)      22,703
  Construction Work in Progress          2,183               677            ---          ---           2,860
                                       -------            ------          -----        -----         -------
  Gross Utility Plant                  293,687            25,209          3,529       (1,416)        313,951

  Other Non-utility Property               163               ---            ---          (66)             97
  Leasehold Costs                        1,104               ---          1,104          ---             ---
  Intangible Drilling Costs              4,090               ---          4,090          ---             ---
  Lease and Well Equipment               3,896               ---          3,896          ---             ---
                                       -------            ------         ------        -----         -------
Total Property, Plant and Equipment    302,940            25,209         12,619       (1,482)        314,048
                                       =======            ======         ======        =====         =======

(A) Includes the removal of original cost related to the transfer of title to the headquarters property.

                                 Balance                 Additions     Sales and                 Balance
                                 September 30, 1991      at Cost       Retirements     Other     September 30, 1992
                                 ------------------      ---------     -----------     -----     ------------------
GAS PLANT:
  Intangibles                             141                ---            ---          ---             141
  Production                            3,240                ---            ---            1           3,241
  Storage                               6,012                166            ---          (50)          6,128
  Distribution                        242,660             18,734          1,896          (34)        259,464
  General                              21,579              1,769            793          (25)         22,530
  Construction Work in Progress           230              1,953            ---          ---           2,183
                                      -------             ------          -----          ---         -------
  Gross Utility Plant                 273,862             22,622          2,689         (108)        293,687

  Other Non-utility Property              163                ---            ---          ---             163
  Leasehold Costs                       1,104                ---            ---          ---           1,104
  Intangible Drilling Costs             4,090                ---            ---          ---           4,090
  Lease and Well Equipment              3,896                ---            ---          ---           3,896
                                      -------             ------          -----          ---         -------
Total Property, Plant and Equipment   283,115             22,622          2,689         (108)        302,940
                                      =======             ======          =====          ===         =======

SCHEDULE VI
               ACCUMULATED DEPRECIATION AND DEPLETION OF PROPERTY, PLANT AND EQUIPMENT
                        FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 and 1992
                                               (000's)


                       Balance             Charged to                           Cost of Removal   Balance
                       September 30, 1993  Operations    Other    Retirements   Less Salvage      September 30, 1994
                       ------------------  ----------    -----    -----------   ---------------   ------------------
GAS PLANT:
  Production                  2,069              82       (403)        100            ---                1,648
  Storage                       915             249        ---         ---            ---                1,164
  Distribution               79,033          11,373       (965)      1,710          1,228               86,503
  General                    10,134           1,831       (908)      3,026           (112)               8,143
                             ------          ------      -----       -----          -----               ------
  Total Gas Plant            92,151          13,535     (2,276)      4,836          1,116               97,458

  Other Non-Utility
   Property                      88             ---        836         ---            ---                  924
  Leasehold Costs               ---             ---        ---         ---            ---                  ---
  Intangible Drilling
   Costs                        ---             ---        ---         ---            ---                  ---
  Lease and Well
   Equipment                    ---             ---        ---         ---            ---                  ---
                             ------          ------      -----       -----          -----               ------
Total                        92,239          13,535     (1,440)      4,836          1,116               98,382
                             ======          ======      =====       =====          =====               ======

                       Balance             Charged to                           Cost of Removal   Balance
                       September 30, 1992  Operations    Other    Retirements   Less Salvage      September 30, 1993
                       ------------------  ----------    -----    -----------   ---------------   ------------------
GAS PLANT:
  Production                  1,974              95        ---         ---            ---                 2,069
  Storage                       673             242        ---         ---            ---                   915
  Distribution               71,040          10,589          9       1,928            677                79,033
  General                     9,946           1,091        601       1,601            (97)               10,134
                             ------          ------        ---       -----            ---                ------
  Total Gas Plant            83,633          12,017        610       3,529            580                92,151

  Other Non-Utility
   Property                     235             ---       (147)        ---            ---                    88
  Leasehold Costs             1,011             ---     (1,011)        ---            ---                   ---
  Intangible Drilling
   Costs                      3,781             ---     (3,781)        ---            ---                   ---
  Lease and Well
   Equipment                  3,802               8     (3,810)        ---            ---                   ---
                             ------          ------      -----       -----            ---                ------
Total                        92,462          12,025     (8,139)      3,529            580                92,239
                             ======          ======      =====       =====            ===                ======

                       Balance             Charged to                           Cost of Removal    Balance
                       September 30, 1991  Operations    Other    Retirements   Less Salvage       September 30, 1992
                       ------------------  ----------    -----    -----------   ---------------    ------------------
GAS PLANT:
  Production                  1,881              93        ---         ---            ---                 1,974
  Storage                       429             244        ---         ---            ---                   673
  Distribution               63,829           9,957       (169)      1,864            713                71,040
  General                     9,028             944        612         825           (187)                9,946
                             ------          ------        ---       -----            ---                ------
  Total Gas Plant            75,167          11,238        443       2,689            526                83,633

  Other Non-Utility
   Property                     ---             ---        235         ---            ---                   235
  Leasehold Costs             1,005               6        ---         ---            ---                 1,011
  Intangible Drilling
   Costs                      3,761              20        ---         ---            ---                 3,781
  Lease and Well
   Equipment                  3,782              20        ---         ---            ---                 3,802
                             ------          ------        ---       -----            ---                ------
Total                        83,715          11,284        678       2,689            526                92,462
                             ======          ======        ===       =====            ===                ======

                          CONNECTICUT ENERGY CORPORATION
                          ------------------------------
                     SCHEDULE VIII - VALUATION AND QUALIFYING
                     ----------------------------------------
                                     ACCOUNTS
                                     --------

                   YEARS ENDED SEPTEMBER 30, 1994, 1993 and 1992
                   ---------------------------------------------
                                      (000's)

Col. A           Col. B               Col. C               Col. D      Col. E
- - ------           ------               ------               ------      ------
                                     Additions
                                     ---------
                 Balance at    Charged to  Charged to                  Balance
                 Beginning     Costs and   Other                       at End of
Description      of Period     Expenses    Accounts       Deductions   Period
- - -----------      ----------    ----------  ----------     ----------   ---------
Allowance for
Doubtful
Accounts
1994 (1)         $ 4,251       $ 6,962     $ 1,482 (2)    $ 8,948 (3)  $ 3,747
1993 (1)         $ 4,074       $ 4,324     $ 4,627 (4)    $ 8,774 (3)  $ 4,251
1992 (1)         $ 3,170       $ 7,043     $ 1,120 (2)    $ 7,259 (3)  $ 4,074

Notes:
- - ------

(1)  Reserve deducted in the Balance Sheet from the asset to which it applies
(2)  Recoveries on accounts previously charged off
(3)  Accounts charged off as uncollectible
(4) Recoveries on accounts previously charged off and deferral of energy assistance shortfalls

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  CONNECTICUT ENERGY CORPORATION



S/  J. R. Crespo
- - --------------------------------------------------
    J. R. Crespo, Director, Chairman of the Board,
    President and Chief Executive Officer



Dated:  November 29, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


S/  Henry Chauncey, Jr.                   S/  Samuel M. Sugden
- - -----------------------------------       ---------------------------------
Henry Chauncey, Jr., Director             Samuel M. Sugden, Director
Dated:  November 29, 1994                 Dated:  November 29, 1994


S/  James P. Comer                        S/  Christopher D. Turner
- - ----------------------------------        ---------------------------------
James P. Comer, M.D., Director            Christopher D. Turner, Director
Dated:  November 22, 1994                 Dated:  November 29, 1994


S/  J. R. Crespo                          S/  Helen B. Wasserman
- - ----------------------------------        ---------------------------------
J. R. Crespo, Director, Chairman          Helen B. Wasserman, Director
of the Board, President and               Dated:  November 29, 1994
Chief Executive Officer
Dated:  November 29, 1994


S/  Richard F. Freeman                    S/  Vincent L. Ammann, Jr.
- - ----------------------------------        ---------------------------------
Richard F. Freeman, Director              Vincent L. Ammann, Jr.
Dated:  November 29, 1994                 Vice President and Chief
                                          Accounting Officer,
                                          (Principal Accounting Officer)
                                          Dated:  November 29, 1994


S/  Richard M. Hoyt                       S/  Carol A. Forest
- - ----------------------------------        ---------------------------------
Richard M. Hoyt, Director                 Carol A. Forest, Vice President,
Dated:  November 29, 1994                 Finance, and Treasurer,
                                          (Principal Financial Officer)
                                          Dated:  November 29, 1994


S/  Paul H. Johnson                       S/  J. Richard Tiano
- - ----------------------------------        ---------------------------------
Paul H. Johnson, Director                 J. Richard Tiano, Vice President,
Dated:  November 29, 1994                 General Counsel and Secretary
                                          Dated:  November 29, 1994


S/  Newman M. Marsilius, III
- - ----------------------------------
Newman M. Marsilius, III, Director
Dated:  November 29, 1994