Form 10-Q
period 1994-12-31
CONNECTICUT ENERGY CORP
filed 1995-02-10
CIK 310103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1994

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

                                  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at February 3, 1995
Common Stock, $1 par value                               8,755,306


                                             PART I.  FINANCIAL INFORMATION
                                             CONNECTICUT ENERGY CORPORATION
                                              ITEM 1.  FINANCIAL STATEMENTS
                                            CONSOLIDATED STATEMENTS OF INCOME
                                        (Dollars in thousands, except per share)
                                                       (Unaudited)



                                                      Three Months Ended            Twelve Months Ended
                                                         December 31,                   December 31,
                                                      ------------------            -------------------
                                                      1994         1993              1994         1993
                                                      ----         ----              ----         ----
Operating Revenues.....................            $  65,523    $  66,714         $ 239,682    $ 215,313
Purchased gas..........................               33,277       36,607           123,540      114,849
                                                   ---------    ---------         ---------    ---------
Gross margin...........................               32,246       30,107           116,142      100,464

Operating Expenses:
  Operations...........................               13,137       11,360            51,986       42,349
  Maintenance..........................                  976          863             4,148        3,681
  Depreciation and depletion...........                3,476        3,208            13,299       12,250
  Federal and state income taxes.......                2,930        2,681             5,651        3,858
  Municipal, gross earnings and
    other taxes........................                3,655        3,923            16,046       15,678
                                                   ---------    ---------         ---------    ---------
Total operating expenses...............               24,174       22,035            91,130       77,816
                                                   ---------    ---------         ---------    ---------
Operating income.......................                8,072        8,072            25,012       22,648

Other deductions, net..................                  155          232               509          673

Interest Expense and Preferred Stock
  Dividends:
  Interest on long-term debt and
    amortization of debt issue costs...                2,716        2,731            10,905       10,363
  Other interest and preferred stock
    dividends, net.....................                  260          111               812        1,398
                                                   ---------    ---------         ---------    ---------
Total interest expense and preferred
  stock dividends......................                2,976        2,842            11,717       11,761
                                                   ---------    ---------         ---------    ---------
Net Income.............................            $   4,941    $   4,998         $  12,786    $  10,214
                                                   =========    =========         =========    =========
Net income per share...................            $    0.57    $    0.67         $    1.52    $    1.37
                                                   =========    =========         =========    =========
Dividends paid per share...............            $   0.325    $    0.32         $   1.295    $    1.28
                                                   ---------    ---------         ---------    ---------
Weighted average number of common
  shares outstanding during period.....            8,709,092    7,498,194         8,439,233    7,431,351
                                                   ---------    ---------         ---------    ---------


                                     See Notes to Consolidated Financial Statements.

                                       CONNECTICUT ENERGY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)

                                                       Dec. 31,        Sept. 30,       Dec. 31,
Assets                                                   1994            1994            1993
- ------                                               -----------       ---------     -----------
                                                     (Unaudited)                     (Unaudited)
Utility Plant:

  Gross utility plant...............................    $338,636       $331,953         $318,475
  Less--accumulated depreciation....................     100,440         97,458           95,125
                                                        --------       --------         --------
    Net utility plant...............................     238,196        234,495          223,350
  Nonutility property, net..........................       2,492          2,492                9
                                                        --------       --------         --------
Net utility plant and other property................     240,688        236,987          223,359
                                                        --------       --------         --------
Current Assets:
  Cash and cash equivalents.........................       3,216          1,637            3,148
                                                         -------       --------         --------
  Accounts receivable...............................      39,337         27,445           36,624
  Less--allowance for doubtful accounts.............       2,486          3,747            3,680
                                                        --------       --------         --------
Net accounts receivable.............................      36,851         23,698           32,944
                                                        --------       --------         --------
  Accrued utility revenues, net.....................       7,777          2,630            7,586
  Unrecovered purchased gas costs...................       6,142          4,523           10,650
  Inventories.......................................      13,101         14,678           15,723
  Prepaid expenses..................................       1,872          1,847            1,530
                                                        --------       --------         --------
Total current assets................................      68,959         49,013           71,581
                                                        --------       --------         --------
Deferred Charges:
  Unamortized debt expenses.........................       6,259          6,317            6,440
  Unrecovered deferred taxes........................      36,515         35,398           33,943
  Recoverable transition costs......................       2,664            ---              ---
  Other.............................................      25,206         25,205           26,147
                                                        --------       --------         --------
Total deferred charges..............................      70,644         66,920           66,530
                                                        --------       --------         --------
Total assets........................................    $380,291       $352,920         $361,470
                                                        ========       ========         ========


                               See Notes to Consolidated Financial Statements.

                                           CONNECTICUT ENERGY CORPORATION

                                              CONSOLIDATED BALANCE SHEETS
                                                 (Dollars in thousands)
                                                                                        Dec. 31,    Sept. 30,    Dec. 31,
Capitalization and Liabilities                                                            1994        1994         1993
- ------------------------------                                                        -----------   ---------  -----------
                                                                                      (Unaudited)              (Unaudited)
Common Shareholders' Equity:

  Common Stock--par value $1 per share: authorized--20,000,000 shares, issued and
    outstanding--8,748,504 shares; 8,700,266 shares; 7,530,924 shares..............    $  8,749     $  8,700    $  7,531
  Capital in excess of par value...................................................      86,160       85,265      63,771
  Retained earnings................................................................      33,862       31,754      32,261
  Adjustment for minimum pension liability.........................................         ---          ---        (108)
                                                                                       --------     --------    --------
Total common shareholders' equity..................................................     128,771      125,719     103,455
                                                                                       --------     --------    --------
Preferred Stock:
  The Southern Connecticut Gas Company Redeemable Preferred Stock: authorized--
    200,000 shares, par value $100 per share 4.75% cumulative series, none issued
    authorized--600,000 shares, par value $1 per share, none issued................         ---          ---         ---
Preference Stock:
  The Southern Connecticut Gas Company: authorized--1,000,000 shares, par value
    $1 per share, none issued
  Connecticut Energy Corporation: authorized--1,000,000 shares, par value $1 per share, none issued
Preferred stock expense............................................................         ---          ---         ---
                                                                                       --------     --------    --------
Total preferred stock..............................................................         ---          ---         ---
                                                                                       --------     --------    --------
Long-term debt.....................................................................     119,917      119,917     120,511
                                                                                       --------     --------    --------
Total capitalization...............................................................     248,688      245,636     223,966
                                                                                       --------     --------    --------
Current Liabilities:
   Short-term borrowings...........................................................      29,000       18,800      38,900
   Current maturities of long-term debt............................................         594          594         595
   Accounts payable................................................................      13,514       10,886      16,117
   Refunds due customers...........................................................         ---          ---         993
   Federal, state and deferred income taxes........................................       5,188        3,565       6,009
   Property and other accrued taxes................................................       7,500        5,289       7,659
   Interest payable................................................................       2,274        3,315       2,321
   Customer deposits...............................................................       2,129        1,901       2,314
   Other accrued liabilities.......................................................       5,697        4,137       2,537
                                                                                       --------     --------    --------
Total current liabilities..........................................................      65,896       48,487      77,445
                                                                                       --------     --------    --------
Deferred Credits:
   Deferred income taxes and investment tax credits................................      56,728       54,974      52,068
   Accrued transition costs........................................................       4,506          ---         ---
   Other...........................................................................       4,473        3,823       7,991
                                                                                       --------     --------    --------
Total capitalization and liabilities...............................................    $380,291     $352,920    $361,470
                                                                                       ========     ========    ========


                                         See Notes to Consolidated Financial Statements.

                                              CONNECTICUT ENERGY CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)
                                                       (Unaudited)

                                                          Three Months Ended             Twelve Months Ended
                                                               Dec. 31,                        Dec. 31,
                                                         -------------------            --------------------
                                                         1994          1993             1994            1993
                                                         ----          ----             ----            ----
Net Cash provided by (used by) Operating Activities:   $   658       $ (7,520)        $27,997         $  5,236
                                                       -------       --------         -------         --------
Cash Flows from Investing Activities:
  Capital expenditures................................  (7,261)        (4,845)        (29,076)         (23,977)
  Proceeds from sale of headquarter's property........     ---            ---             ---            2,005
  Proceeds from sale of subsidiaries..................       6            ---              21              180
  Contributions in aid of construction................      14             23              41               91
  Payments for retirement of utility plant............     (99)           (89)           (793)            (421)
  Other...............................................     (50)           ---             (50)             ---
                                                       -------       --------         -------         --------
Net cash used in investing activities.................  (7,390)        (4,911)        (29,857)         (22,122)
                                                       -------       --------         -------
Cash Flows from Financing Activities:
  Dividends paid on common stock......................  (2,833)        (2,403)        (11,185)          (9,525)
  Issuance of common stock............................     944          1,006          23,607            4,459
  Issuance of long-term debt..........................     ---            ---             ---           12,000
  Repayments of long-term debt........................     ---            ---            (594)            (594)
  Repurchase of long-term debt and subordinated notes.     ---            ---             ---              ---
  Redemption of preferred stock.......................     ---            ---             ---              (50)
  Early redemption of preferred stock.................     ---           (638)            ---             (638)
  Increase (decrease) in short-term borrowings........  10,200         15,400          (9,900)          10,600
                                                       -------       --------         -------         --------
Net cash provided by financing activities.............   8,311         13,365           1,928           16,252
                                                       -------       --------         -------         --------
Net increase (decrease) in cash and cash equivalents..   1,579            934              68             (634)
Cash and cash equivalents at beginning of period......   1,637          2,214           3,148            3,782
                                                       -------       --------         -------         --------
Cash and cash equivalents at end of period............ $ 3,216       $  3,148         $ 3,216         $  3,148
                                                       =======       ========         =======         ========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
  Interest............................................ $ 3,992       $  3,669         $11,654         $ 11,608
  Income taxes........................................ $ 1,456            ---         $ 5,707         $  1,816


                                     See Notes to Consolidated Financial Statements.

                CONNECTICUT ENERGY CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements of Connecticut Energy Corporation ("Company") for the fiscal year ended September 30, 1994 as presented in the Annual Report on Form 10-K . In the opinion of management, the accompanying financial information reflects all adjustments which are necessary to provide a fair presentation of the interim periods shown. All such adjustments are of a normal recurring nature.

     2. Because sales of gas for space heating purposes by the registrant's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), are dependent upon weather conditions and typically are greater during the winter months, the results of operations for the three months ended December 31, 1994 are not indicative of the results to be expected for the full fiscal year.

     3. Included in other deferred charges are amounts related to the deferral of certain hardship heating customer accounts receivable arrearages totalling $9,505,000, $10,211,000 and $7,145,000 at December 31, 1994, September 30, 1994 and December 31, 1993, respectively; the deferral of certain shortfalls in energy assistance funding related to the 1991/92 and 1992/93 heating seasons amounting to $2,601,000, $2,742,000 and $3,100,000 at December 31, 1994, September 30, 1994 and December 31, 1993, respectively; prepaid pension contributions of $7,153,000, $6,355,000 and $5,662,000 at December 31, 1994, September 30, 1994,
and December 31, 1993, respectively, and an intangible pension asset of $101,000, $101,000 and $3,652,000 at December 31, 1994,
September 30, 1994 and December 31, 1993, respectively.

     4. Included in other deferred credits are amounts related to a minimum pension liability totalling $101,000, $101,000 and $3,816,000 at December 31, 1994 and September 30, 1994 and December 31, 1993, respectively.

     5. Southern has identified coal tar residue at three sites in Connecticut. This residue results from historic coal gasification operations conducted at those sites by Southern's predecessors from the late 1800s through the first part of this century. Many gas distribution companies throughout the country carried on such gas manufacturing operations during the same period. See section entitled "Environmental Matters" on page 18 for further detail.

     6. Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". This statement establishes accrual accounting for benefits such as unemployment compensation, severance benefits and disability benefits to former or inactive employees after employment terminates but before retirement. The impact of this new standard had no material effect on the Company's financial condition or results of operations.


        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS

Net Income
- --- ------

     Connecticut Energy Corporation's ("Company") consolidated net income for the three and twelve months ended December 31, 1994 and 1993 is detailed below:

                           Three Months Ended  Twelve Months Ended
                               December 31,       December 31,
                           ------------------  -------------------
(in thousands, except       1994        1993     1994        1993
 per share)                 ----        ----     ----        ----
[S]                        [C]       [C]       [C]         [C]
Net Income                 $4,941    $4,998    $12,786     $10,214
                           ======    ======    =======     =======
Net Income Per Share       $ 0.57    $ 0.67    $  1.52     $  1.37
                           ======    ======    =======     =======
Weighted Average
 Shares Outstanding         8,709     7,498      8,439       7,431
                           ------    ------    -------     -------

     Higher margins for the three months ended December 31, 1994, which were principally due to the full effect of the implementation of a 6.6% rate increase on December 9, 1993 by the Company's wholly-owned subsidiary, The Southern Connecticut Gas Company ("Southern"), were offset by higher operations expense to reflect the recovery of expenses due to the adoption of Statement of Financial Accounting Standards No. 106 ("SFAS 106"), as well as other previously deferred costs. Also contributing to the slight decrease in net income for the three months ended December 31, 1994 as compared with the same 1993 period were higher levels of depreciation expense, a higher effective tax rate for the 1994 quarter and higher short-term interest expense related to higher average short-term rates and lower interest income primarily related to the recovery of previously deferred transition costs.

     For the twelve months ended December 31, 1994, higher margins were principally due to the rate increase implemented by Southern, Southern's ability to retain additional interruptible margins earned due to the changes in the annual margin sharing period and target made by the State of Connecticut Department of Public Utility Control ("DPUC") in Southern's last rate decision and the continued conversion of existing non-heating customers to heating customers. Partially offsetting these increases were higher operating expenses in the areas of uncollectibles, wages (including some overtime due to colder weather during the 1993/94 winter), employee benefits costs principally due to the adoption of SFAS No. 106, depreciation, rent and increased taxes due to higher pre-tax income and higher revenues.

     Results for the twelve months ended December 31, 1994 were also affected by higher interest costs due to Southern's issuance of $12,000,000 in additional long-term debt in September 1993. The increases in costs on long-term debt for the twelve months ended December 31, 1994 were offset by lower other interest costs.

Operating Revenues
- --------- --------

     The Company's operating revenues for the three months ended December 31, 1994 were approximately 2% lower than the corresponding period ended December 31, 1993. Although there was an increase in operating revenues due to the implementation a 6.6% increase in Southern's base rates in December 1993 and the collection of approximately $2,190,000 from firm customers through the Weather Normalization Adjustment ("WNA"), this was more than offset by lower collections through the operation of Southern's Purchased Gas Adjustment Clause ("PGA") and weather that was approximately 14% warmer than normal during the three months ended December 31, 1994. For three months ended December 31, 1993 the weather was approximately 2% colder than normal which positively affected operating revenues for that period since the WNA was not in effect.

     For the twelve months ended December 31, 1994, operating revenues were approximately 11% higher when compared with the corresponding 1993 period. The increase can be principally attributed to the implementation of new base rates, collections through the operation of the PGA and the addition of more heating customers through conversions of existing non-heating customers. For the twelve months ended December 31, 1994, Southern refunded approximately $577,000 through the operation of the WNA.

Total Sales and Transportation Volumes
- ----- ----- --- -------------- ------

     Southern's total volume of gas sold and transported for the three months ended December 31, 1994 was 12,662 MMcf, which represents a 48% increase over the comparable 1993 period. This increase was primarily attributable to volumes of gas transported in accordance with a special contract for The Connecticut Light and Power Company's ("CL&P") Devon generating station ("Devon Station") which began in July 1994 as well as Southern's ability to sell gas off-system in accordance with the DPUC's decision regarding the implementation of Federal Energy Regulatory Commission ("FERC") Order No. 636 by the Connecticut local gas distribution companies. For the twelve months ended December 31, 1994, Southern's total volumes of gas sold and transported of 37,366 MMcf were approximately 30% higher than the comparable 1993 period principally due to higher transportation volumes to CL&P's Devon Station and off-system sales volumes.

Firm Sales Volumes
- ---- ----- -------

     Firm sales volumes sold by Southern for the three and twelve months ended December 31, 1994 decreased 17% and 3%, respectively, as compared to the corresponding 1993 periods. This decrease was principally due to weather that was 15% warmer during the three months ended December 31, 1994 when compared to the corresponding 1993 period.

Interruptible Sales and Transportation Volumes
- ------------- ----- --- -------------- -------

     The chart below depicts volumes of gas both sold to and transported for interruptible customers, off-system sales and transportation volumes under special contract by Southern, as well as gross margins earned and retained due to the margin sharing mechanism on these sales and services:

                           Three Months Ended  Twelve Months Ended
                              December 31,        December 31,
                           ------------------  -------------------
(in thousands)              1994       1993     1994        1993
                            ----       ----     ----        ----
Gross margin earned        $2,951    $1,462    $8,911      $5,873
                           ======    ======    ======      ======
Gross margin retained      $  716    $  419    $5,642      $3,234
                           ======    ======    ======      ======
Volumes sold and
  transported (MMcf)        6,993     1,693    15,809       6,487
                           ------    ------    ------      ------

     Margins earned on volumes delivered to interruptible customers vary depending upon the relationship of the market price for alternate fuels to the cost of natural gas and related transportation. Additionally, margins earned, net of gross earnings tax, from interruptible service in excess of an annual target are allocated through a margin sharing mechanism between firm customers and Southern. Margins earned and retained by Southern were higher for the three months ended December 31, 1994 as compared with the corresponding 1993 period principally due to higher levels of
interruptible sales and higher margins earned on those sales.   Also
contributing to increased margins was Southern's ability to sell and transport gas off-system pursuant to the DPUC'S decision regarding the implementation of FERC Order No. 636. The increase in margins retained for the twelve months ended December 31, 1994 when compared to the corresponding 1993 period is principally attributable to the change in the margin sharing year and an increase in the target margin level from $2,000,000 to $4,000,000 in accordance with the DPUC's decision in Southern's latest rate case as well as Southern's ability to sell and transport off-system gas.

Purchased Gas Expense
- --------- --- -------

     Purchased gas expense for the three months ended December 31, 1994 decreased approximately 9% when compared with the corresponding 1993 period primarily due to lower firm sales volumes for the 1994 period. This decrease would have been greater but for the suspension of the flow-through of approximately $4,974,000 in interstate pipeline refunds to Southern's customers relating to the recovery of previously deferred transition costs.

     Purchased gas expense for the twelve months ended December 31, 1994 increased approximately 8% when compared to the corresponding 1993 period. This increase was primarily due to a higher base cost of gas and the suspension of the flow-through of approximately $2,468,000 in gas cost credits and $9,022,000 in interstate pipeline refunds to Southern's customers relating to the recovery of previously deferred transition costs which amounts would have reduced purchased gas expense.

Operations Expense
- ---------- -------

     Operations expense for the three and twelve months ended
December 31, 1994 increased approximately 16% and 23%, respectively, when compared to the corresponding 1993 periods.

     For the three and twelve months ended December 31, 1994, approximately 54% and 51% of these increases, respectively, were a result of a higher expense for uncollectible accounts. In December 1992, the DPUC allowed Southern to defer certain shortfalls in energy assistance funding from various state and federal agencies related to the 1991/92 and 1992/93 heating seasons. The DPUC decision positively impacted Southern's provision for uncollectible accounts for the fiscal year ended September 30, 1993. Southern has been allowed to recover these costs as well as deferred costs associated with Southern's certified hardship forgiveness program beginning January 1, 1994 in accordance with the DPUC's latest rate decision. Accordingly, included in operations expense for the three and twelve months ended December 31, 1994, is approximately $676,000 and $2,403,000, respectively, relating to these amortizations. The remainder of the increase in operations expense is due to higher employee benefit costs relating to the adoption and the current recovery of postretirement health care expenses as well as increases in other operations expenses such as wages, rent, pension costs and other general and administrative expenses.

Maintenance Expense
- ----------- -------

     Maintenance expense for the three and twelve months ended December 31, 1994 increased approximately 13% as compared to the same 1993 periods. These increases were primarily attributable to higher labor and material costs associated with Southern's mains. The twelve months ended December 31, 1994 includes a higher level of maintenance activity due to the colder weather experienced during the 1993/94 winter.

Depreciation and Depletion
- ------------ --- ---------

     Depreciation expense for the three and twelve months ended
December 31, 1994 increased approximately 8% as compared to the corresponding 1993 periods primarily due to additions to plant in service by Southern.

Federal and State Income Taxes
- ------- --- ----- ------ -----

     The total provision for federal and state income taxes for the three and twelve months ended December 31, 1994 increased approximately 9% and 46%, respectively, as compared to the corresponding 1993 periods. These increases were primarily due to higher pre-tax income for both 1994 periods, coupled with a higher effective tax rate for the three and twelve months ended December 31, 1994 due to the flow-through tax effect of the amortization of previously deferred costs.

Interest Expense and Preferred Stock Dividends
- -------- ------- --- --------- ----- ---------

     Total interest expense and preferred stock dividends increased approximately 5% for the three months ended December 31, 1994 as compared to the corresponding 1993 period. This increase was primarily due to lower amounts of interest income relating to the deferred and current recovery of transition costs arising from the implementation of FERC Order No. 636 by interstate pipelines in addition to higher short-term interest costs due to higher average interest rates during the 1994 quarter. Partially offsetting the increase were lower interest costs related to interstate pipeline refunds.

     Total interest expense and preferred stock dividends remained relatively unchanged for the twelve months ended December 31, 1994 when compared with the corresponding 1993 period. Higher long-term interest costs associated with higher average borrowings from the issuance of $12,000,000 of Series Y First Mortgage Bonds in September 1993 were offset by the recovery of higher interest income primarily related to deferred transition costs arising from implementation of FERC Order No. 636 by interstate pipelines and lower interest costs related to interstate pipeline refunds. Additionally, short-term interest costs were lower during the twelve months ended December 31, 1994 due to lower average short-term borrowings.


                  LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
- --------- ----------

     The seasonal nature of Southern's business creates large short-term cash demands primarily to finance gas purchases, customer accounts receivable and certain tax payments. To provide these funds, as well as funds for its capital expenditure program and other corporate purposes, Southern has committed lines of credit with a number of banks totalling $30,000,000 and uncommitted lines of credit with two of its banks totalling $14,000,000, in addition to a revolving credit line agreement for up to $20,000,000 with one of its banks. This latter agreement has a revolving credit feature through December 21, 1996, followed by a term loan period through December 21, 2000. At December 31, 1994, Southern had unused lines of credit of $35,000,000. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

     Operating cash flows for the three months ended December 31, 1994 were positively affected by the receipt of approximately $4,974,000 in interstate pipeline refunds utilized to offset previously deferred transition costs and lower inventory balances.

     Operating cash flows for the twelve months ended were positively affected by higher net income, the receipt of interstate pipeline refunds utilized to offset previously deferred transition costs and lower gas storage inventory balances.

Investing Activities
- --------- ----------

     Capital expenditures approximated $7,247,000 and $4,822,000 for the three months ended December 31, 1994 and 1993, respectively, and $29,035,000 and $23,886,000 for the twelve months ended December 31, 1994 and 1993, respectively. Southern, on an annual basis, relies upon cash flow provided by operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.

     In December 1994, the Company formed a new non-utility subsidiary called Connecticut Energy Development Corporation ("CEDC"). CEDC initially is expected to participate as an equity holder in entities to be formed to purchase and market natural gas and potentially participate in other non-regulated activities.

Financing Activities
- --------- ----------

     Financing plans for 1995 include a proposed private placement of approximately $10,000,000 of long-term debt by Southern tentatively scheduled for the latter part of fiscal 1995 with the proceeds being used for the repayment of short-term debt and for other general corporate purposes. The method, timing and amounts of any future financings by the Company or Southern will depend on a variety of factors, including capitalization ratios, coverage ratios, interest costs, the state of the capital markets and general economic conditions.

FERC Order No. 636 Transition Costs
- ---- ----- --- --- ---------- -----

     As a result of FERC Order No. 636, costs are being incurred by Southern's interstate pipeline suppliers to convert existing "bundled" sales services to "unbundled" transportation and storage services. These transition costs include: (1) unrecovered gas costs, (2) gas supply realignment costs, (3) stranded investment costs and (4) new facilities costs.

     Southern has paid approximately $9,428,000 of an estimated $16,335,000 in transition costs as of December 31, 1994. Of this total amount paid, $4,468,000 represent unrecovered gas costs and $4,960,000 represent gas supply realignment costs and stranded investment costs. On July 8, 1994, the DPUC issued a Decision regarding implementation of FERC Order No. 636 by the Connecticut local gas distribution companies. The DPUC prescribed, among other things, the mechanism for the recovery of deferred transition costs. Under this mechanism, the DPUC has allowed the recovery of the unrecovered gas costs balances from the suspension of the flow-through of purchased gas cost credits attributable to the twelve month period ended August 31, 1993 and all future years ending August 31 as well as refunds received after October 1, 1993 from interstate pipelines. Additionally, any subsequent refunds from interstate pipelines as well as any credits received by Southern for release of its capacity on interstate pipelines shall be used to offset Southern's payments of unrecovered gas costs until fully recovered. As of December 31, 1994, Southern has recovered approximately $4,468,000 in unrecovered gas costs through a combination of these recovery mechanisms.

     Gas supply realignment costs as well as stranded investment costs are to be recovered by Southern as follows: (1) retention of 50% of margins derived through off-system sales; (2) retention of 50% of all interruptible margins earned above Southern's target level; (3) retention of pipeline refunds or deferred gas costs credits for the 1992/93 period and all subsequent annual deferred gas costs periods that are in excess of the estimated unrecovered gas cost portion of transition costs; (4) retention of any capacity release credits received from pipelines in excess of those needed for unrecovered purchased gas costs and (5) if needed, a per unit surcharge applied to firm customers' bills, which will be evaluated in subsequent annual deferred gas costs proceedings. There is no hierarchy in the use of the first four recovery measures, and any and all could be utilized as available. All subsequent annual deferred gas cost credits will be applied on an annual basis. All other transition cost credits will be immediately applied on a monthly basis to offset transition costs which have been or will be subsequently billed. As of December 31, 1994, Southern has recovered approximately $9,202,000 in gas supply realignment costs as well as stranded investment costs through a combination of these recovery mechanisms.

Environmental Matters
- ------------- -------

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

     Based upon the provisions of the Partial Settlement in Southern's last rate order, management believes that Southern will properly be able to recover the costs of investigation and remediation, if any, through its customer rates. The method, timing and extent of any recovery remain uncertain, but management currently does not expect that the incurrence of such costs will have a material adverse effect on the Company's financial condition or results of operations.


                    PART II- OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are inapplicable.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          Exhibit 27 Financial Data Schedule
          Submitted only in electronic format to the Securities and Exchange Commission.

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

               CONNECTICUT ENERGY CORPORATION
                       (Registrant)


DATE: February 8, 1995                 /s/ Vincent L. Ammann, Jr.
                                       --------------------------
                                       Vincent L. Ammann, Jr.
                                       Vice President and
                                       Chief Accounting Officer