Form 10-Q
period 1995-03-31
CONNECTICUT ENERGY CORP
filed 1995-05-12
CIK 310103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

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

                               Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at May 3, 1995
          -----                          --------------------------
Common Stock, $1 par value                        8,796,070

                         PART 1.  FINANCIAL INFORMATION
                         CONNECTICUT ENERGY CORPORATION

                         ITEM 1.  FINANCIAL STATEMENTS
                       CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share)
                                  (Unaudited)


                                           Three Months Ended      Six Months Ended      Twelve Months Ended
                                                March 31,              March 31,              March 31,
                                          ---------------------  ---------------------  ---------------------
                                             1995       1994        1995       1994        1995       1994
                                             ----       ----        ----       ----        ----       ----
Operating Revenues.....................   $ 103,284   $ 111,838  $ 168,807   $ 178,552  $ 231,128   $ 235,538
Purchased gas..........................      49,998      61,348     83,275      97,955    112,190     126,608
                                          ---------   ---------  ---------   ---------  ---------   ---------
Gross margin...........................      53,286      50,490     85,532      80,597    118,938     108,930

Operating Expenses:
  Operations...........................      14,777      14,965     27,914      26,325     51,798      45,461
  Maintenance..........................       1,020       1,357      1,996       2,220      3,811       4,025
  Depreciation and depletion...........       3,473       3,269      6,949       6,477     13,503      12,515
  Federal and state income taxes.......       8,981       7,507     11,911      10,188      7,125       5,808
  Municipal, gross earnings and
    other taxes........................       6,047       6,662      9,702      10,585     15,431      16,659
                                          ---------   ---------  ---------   ---------  ---------   ---------
Total operating expenses...............      34,298      33,760     58,472      55,795     91,668      84,468
                                          ---------   ---------  ---------   ---------  ---------   ---------
Operating income.......................      18,988      16,730     27,060      24,802     27,270      24,462

Other deductions, net..................         165          15        320         247        659         486
Interest Expense and Preferred Stock
  Dividends:
  Interest on long-term debt and
    amortization of debt issue costs...       2,716       2,733      5,432       5,464     10,888      10,564
  Other interest and preferred stock
  dividends, net.....................           392         229        652         340        975       1,156
                                          ---------   ---------  ---------   ---------  ---------   ---------
Total interest expense and preferred
 stock dividends......................        3,108       2,962      6,084       5,804     11,863      11,720
                                          ---------   ---------  ---------   ---------  ---------   ---------
Net Income.............................   $  15,715   $  13,753  $  20,656   $  18,751  $  14,748   $  12,256
                                          =========   =========  =========   =========  =========   =========
Net income per share...................   $    1.79   $    1.77  $    2.37   $    2.45  $    1.70   $    1.63
                                          =========   =========  =========   =========  =========   =========
Dividends paid per share...............   $   0.325   $    0.32  $    0.65   $    0.64  $    1.30   $    1.28
                                          ---------   ---------  ---------   ---------  ---------   ---------
Weighted average number of common
  shares outstanding during period.....   8,755,722   7,781,564  8,732,151   7,638,322  8,679,436   7,535,421
                                          ---------   ---------  ---------   ---------  ---------   ---------


                                See Notes to Consolidated Financial Statements.

                                                 CONNECTICUT ENERGY CORPORATION

                                                   CONSOLIDATED BALANCE SHEETS
                                                     (Dollars in thousands)
                                                                                        Mar. 31,    Sept. 30,   Mar. 31,
                                                                                          1995        1994        1995
                                                                                      ----------- ----------- -----------
                                                                                      (Unaudited)             (Unaudited)
Assets
- ------
Utility Plant:

  Gross utility plant..............................................................   $344,851    $331,953    $323,799
  Less--accumulated depreciation...................................................    102,317      97,458      97,251
                                                                                      --------    --------    --------
    Net utility plant..............................................................    242,534     234,495     226,548
  Nonutility property, net.........................................................      2,492       2,492           9
                                                                                      --------    --------    --------
Net utility plant and other property...............................................    245,026     236,987     226,557
                                                                                      --------    --------    --------
Current Assets:
  Cash and cash equivalents........................................................      3,968       1,637       5,061
                                                                                      --------    --------    --------
  Accounts receivable..............................................................     57,799      27,445      64,397
  Less--allowance for doubtful accounts............................................      3,818       3,747       4,520
                                                                                      --------    --------    --------
Net accounts receivable............................................................     53,981      23,698      59,877
                                                                                      --------    --------    --------
  Accrued utility revenues, net....................................................      7,519       2,630       6,822
  Unrecovered purchased gas costs..................................................        ---       4,523         ---
  Inventories......................................................................      9,255      14,678       8,678
  Prepaid expenses.................................................................      1,394       1,847       1,132
                                                                                      --------    --------    --------
Total current assets...............................................................     76,117      49,013      81,570
                                                                                      --------    --------    --------
Deferred Charges:
  Unamortized debt expenses........................................................      6,202       6,317       6,437
  Unrecovered deferred taxes.......................................................     37,222      35,398      32,702
  Other............................................................................     24,351      25,205      25,955
                                                                                      --------    --------    --------
Total deferred charges.............................................................     67,775      66,920      65,094
                                                                                      --------    --------    --------
Total assets.......................................................................   $388,918    $352,920    $373,221
                                                                                      ========    ========    ========


                                       See Notes to Consolidated Financial Statements.

                                               CONNECTICUT ENERGY CORPORATION

                                                 CONSOLIDATED BALANCE SHEETS
                                                   (Dollars in thousands)

                                                                                        Mar. 31,    Sept. 30,   Mar. 31,
                                                                                          1995        1994        1994
                                                                                      ----------- ----------- -----------
                                                                                      (Unaudited)             (Unaudited)
Capitalization and Liabilities
- ------------------------------
Common Shareholders' Equity:

  Common Stock--par value $1 per share: authorized--20,000,000 shares, issued and
    outstanding--8,791,211 shares; 8,700,266 shares; 8,573,048 shares..............   $  8,791    $  8,700    $  8,573
  Capital in excess of par value...................................................     86,938      85,265      82,965
  Retained earnings................................................................     46,730      31,754      43,279
  Adjustment for minimum pension liability.........................................        ---         ---        (108)
                                                                                      --------    --------    --------
Total common shareholders' equity..................................................    142,459     125,719     134,709
                                                                                      --------    --------    --------
Preferred Stock:
  The Southern Connecticut Gas Company Redeemable Preferred Stock: authorized--
    200,000 shares, par value $100 per share 4.75% cumulative series, none issued
    authorized--600,000 shares, par value $1 per share, none issued................        ---         ---         ---
Preference Stock:
  The Southern Connecticut Gas Company: authorized--1,000,000 shares, par value
    $1 per share, none issued
  Connecticut Energy Corporation: authorized--1,000,000 shares, par value $1 per share, none issued
Preferred stock expense............................................................        ---         ---         ---
                                                                                      --------    --------    --------
Total preferred stock..............................................................        ---         ---         ---
                                                                                      --------    --------    --------
Long-term debt.....................................................................    119,776     119,917     120,371
                                                                                      --------    --------    --------
Total capitalization..............................................................     262,235     245,636     255,080
                                                                                      --------    --------    --------
Current Liabilities:
  Short-term borrowings............................................................     14,000      18,800       9,100
  Current maturities of long-term debt.............................................        594         594         595
  Accounts payable................................................................      12,417      10,886      15,930
  Refunds due customers............................................................        ---         ---         128
  Federal, state and deferred income taxes.........................................     13,021       3,565      13,382
  Property and other accrued taxes.................................................      8,754       5,289       9,567
  Interest payable.................................................................      3,294       3,315       3,353
  Customer deposits................................................................      2,219       1,901       2,348
  Refundable purchased gas costs...................................................      6,794         ---       2,495
  Other accrued liabilities........................................................      2,887       4,137       2,748
                                                                                      --------    --------    --------
Total current liabilities..........................................................     63,980      48,487      59,646
                                                                                      --------    --------    --------
Deferred Credits:
  Deferred income taxes and investment tax credits.................................     57,864      54,974      51,216
  Other............................................................................      4,839       3,823       7,279
                                                                                      --------    --------    --------
Total capitalization and liabilities...............................................   $388,918    $352,920    $373,221
                                                                                      ========    ========    ========


                                         See Notes to Consolidated Financial Statements.

                                             CONNECTICUT ENERGY CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)
                                                       (Unaudited)

                                                           Six Months Ended              Twelve Months Ended
                                                               Mar. 31,                        Mar. 31,
                                                          ------------------             -------------------
                                                          1995         1994               1995         1994
                                                          ----         ----               ----         ----
Net cash provided by operating activities:             $26,567      $13,350            $33,026      $15,879
                                                       -------      -------            -------      -------
Cash flows from investing activities:
  Capital expenditures................................ (15,111)     (11,073)           (30,685)     (24,309)
  Proceeds from sale of subsidiaries..................       3          ---                  9          ---
  Contributions in aid of construction................      16           24                 43           86
  Payments for retirement of utility plant............    (237)        (381)              (635)        (652)
  Other...............................................     (50)         ---                (50)         ---
                                                       -------      -------            -------      -------
Net cash used by investing activities................. (15,379)     (11,430)           (31,318)     (24,875)
                                                       -------      -------            -------      -------
Cash flows from financing activities:
  Dividends paid on common stock......................  (5,680)      (5,137)           (11,297)      (9,900)
  Issuance of common stock............................   1,764       21,242              4,191       23,459
  Issuance of long-term debt..........................     ---          ---                ---       12,000
  Repayments of long-term debt........................    (141)        (140)              (595)        (594)
  Early redemption of preferred stock.................     ---         (638)               ---         (638)
  (Decrease) increase in short-term borrowings........  (4,800)     (14,400)             4,900      (15,800)
                                                       -------      -------            -------      -------
Net cash (used by) provided by financing activities...  (8,857)         927             (2,801)       8,527
                                                       -------      -------            -------      -------
Net increase (decrease) in cash and cash equivalents..   2,331        2,847             (1 093)        (469)
Cash and cash equivalents at beginning of period......   1,637        2,214              5,061        5,530
                                                       -------      -------            -------      -------
Cash and cash equivalents at end of period............ $ 3,968      $ 5,061            $ 3,968      $ 5,061
                                                       =======      =======            =======      =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest............................................ $ 6,023      $ 5,710            $11,645      $11,428
  Income taxes........................................ $ 2,176      $   226            $ 6,201      $ 1,650



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

     2. Because sales of gas for space heating purposes by the registrant's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), are dependent upon weather conditions and typically are greater during the winter months, the results of operations for the six months ended March 31, 1995 are not indicative of the results to be expected for the full fiscal year.

     3. Included in other deferred charges are amounts related to the deferral of certain hardship heating customer accounts receivable arrearages totalling $8,428,000, $10,211,000 and $6,553,000 at March 31, 1995, September 30, 1994 and March 31,
1994, respectively; the deferral of certain shortfalls in energy assistance funding related to the 1991/92 and 1992/93 heating seasons amounting to $2,309,000, $2,742,000 and $2,945,000 at March
31, 1995, September 30, 1994 and March 31, 1994, respectively; prepaid pension contributions of $7,599,000, $6,355,000 and $6,355,000 at March 31, 1995, September 30, 1994, and March 31,
1994, respectively, and an intangible pension asset of $101,000, $101,000 and $3,652,000 at March 31, 1995, September 30, 1994 and
March 31, 1994, respectively.

     4. Included in other deferred credits are amounts related to a minimum pension liability totalling $101,000, $101,000 and $3,816,000 at March 31, 1995, September 30, 1994 and December 31,
1994, respectively.

     5. Southern has identified coal tar residue at three sites in Connecticut. This residue results from historic coal gasification operations conducted at those sites by Southern's predecessors from the late 1800s through the first part of this century. Many gas distribution companies throughout the country carried on such gas manufacturing operations during the same period. See section entitled "Environmental Matters" on page 16 for further detail.


          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS

Net Income
- ----------

      Connecticut Energy Corporation's ("Company") consolidated net income for the three, six and twelve months ended March 31, 1995 and 1994 is detailed below:

                       Three Months Ended  Six Months Ended  Twelve Months Ended
                            March 31,          March 31,          March 31,
                       ------------------  ----------------  -------------------
(in thousands, except    1995     1994       1995     1994      1995     1994
 per share)              ----     ----       ----     ----      ----     ----
Net Income             $15,715  $13,753    $20,656  $18,751   $14,748  $12,256
                       =======  =======    =======  =======   =======  =======
Net Income Per Share   $  1.79  $  1.77    $  2.37  $  2.45   $  1.70  $  1.63
Weighted Average       =======  =======    =======  =======   =======  =======
 Shares Outstanding      8,756    7,782      8,732    7,638     8,679    7,535
                       -------  -------    -------  -------   -------  -------

      Factors affecting the increase to net income for the three month period ended March 31, 1995 were additional interruptible margins earned and retained by the Company's wholly-owned subsidiary, The Southern Connecticut Gas Company ("Southern"), primarily due to Southern's ability to serve interruptible customers throughout the winter because of the combination of warm weather and competitive natural gas prices; lower operating expenses primarily in the area of labor costs due to less overtime payments because of the warmer winter weather; and lower gross revenue taxes due to lower revenues. Partially offsetting these decreases were higher operating expenses in the areas of uncollectibles and insurance and increased income taxes due to the combination of higher pre-tax income and a higher effective tax rate.

      For the six month period ended March 31, 1995, higher margins were principally attributed to the ability to retain additional interruptible margins earned for reasons previously mentioned, a 6.6% rate increase implemented by Southern on December 9, 1993, and the continued conversion of existing non-heating customers to heating customers. Lower gross revenue taxes due to lower revenues combined with lower property taxes partially offset the higher provision for income taxes resulting from a combination of higher pre-tax income and a higher effective tax rate.

      Margins for the twelve months ended March 31, 1995 were also positively affected by the rate increase implemented by Southern, retention of increased margins on interruptible services and the conversion of non-heating customers to heating customers. Partially offsetting these increases were higher operating expenses predominantly in the areas of uncollectibles, rent and employee benefit costs principally due to the adoption of Statement of Financial Accounting Standards No. 106 ("SFAS 106") as well as higher depreciation expense.

Operating Revenues
- ------------------

      The Company's operating revenues for the three and six months ended March 31, 1995 decreased approximately 8% and 5% when compared to the corresponding periods ended March 31, 1994. These decreases were attributed to lower collections through the operation of Southern's Purchased Gas Adjustment Clause ("PGA") and weather that was approximately 10% and 11% warmer than normal during the three and six months ended March 31, 1995. Partially offsetting these decreases were increases in operating revenues due to the collection of approximately $4,009,000 and $6,198,000 for the three and six months ended March 31, 1995 from firm customers through the Weather Normalization Adjustment Clause ("WNA"). For the three months ended December 31, 1993, the weather was approximately 2% colder than normal which positively affected operating revenues for that period since the WNA was not in effect.

      For the twelve months ended March 31, 1995, operating revenues were approximately 2% lower when compared with the corresponding 1994 period. The decrease can be principally attributed to the lower collections through the operation of the PGA. For the twelve months ended March 31, 1995, Southern collected approximately $7,041,000 through the operation of the WNA but refunded approximately $3,600,000 for the comparable 1994 period.

Total Sales and Transportation Volumes
- --------------------------------------

      Southern's total volumes of gas sold and transported for the three months ended March 31, 1995 was 17,151 MMcf, which represents a 31% increase over the comparable 1994 period. This increase was primarily attributable to volumes of gas transported in accordance with a special contract for The Connecticut Light and Power Company's ("CL&P") Devon generating station ("Devon Station") which began in July 1994 as well as Southern's ability to sell gas off-system in accordance with the Department of Public Utility Control's ("DPUC") decision regarding the implementation of Federal Energy Regulatory Commission ("FERC") Order No. 636. For the six and twelve months ended March 31, 1995, Southern's total volumes of gas sold and transported of 29,813 MMcf and 41,392 MMcf were approximately 38% and 39% higher, respectively, than the comparable 1994 periods principally due to higher transportation volumes to CL&P's Devon Station and off-system sales volumes.

Firm Sales Volumes
- ------------------

      Firm sales volumes sold by Southern for the three, six and twelve months ended March 31, 1995 decreased approximately 14%, 15% and 14%, respectively, as compared to the corresponding 1994 periods. This decrease was principally due to weather that was approximately 18%, 17% and 15% warmer during the three, six and twelve months ended March 31, 1995, respectively, as compared to the corresponding 1994 periods.

Interruptible Sales and Transportation Volumes
- ----------------------------------------------

      The chart below depicts total volumes of gas both sold to and transported for interruptible customers, off-system sales volumes and transportation volumes under special contract by Southern, as well as gross margins earned and retained due to the margin sharing mechanism on these services:

                         Three Months Ended  Six Months Ended  Twelve Months Ended
                              March 31,          March 31,          March 31,
                         ------------------  ----------------  -------------------
(in thousands)              1995    1994       1995    1994       1995    1994
                            ----    ----       ----    ----       ----    ----
Gross margin earned        $4,114  $1,813    $ 7,066  $3,275    $11,212  $6,077
                           ======  ======    =======  ======    =======  ======
Gross margin retained      $4,103  $1,727    $ 4,819  $2,146    $ 8,019  $4,569
                           ======  ======    =======  ======    =======  ======
Volumes sold and
  transported (MMcf)        7,552   1,960     14,545   3,652     21,403   6,524
                           ------  ------    -------  ------    -------  ------

      Margins earned on volumes delivered to interruptible customers vary depending upon the relationship of the market price for alternate fuels to the cost of natural gas and related transportation. Additionally, margins earned, net of gross earnings tax, from interruptible service in excess of an annual target are allocated through a margin sharing mechanism between firm customers and Southern. Margins earned and retained by Southern were higher for the three and six months ended March 31, 1995 as compared with the corresponding 1994 periods principally due to higher levels of interruptible sales and higher per unit margins earned on those sales. Southern's ability to sell and transport gas off-system pursuant to the DPUC'S decision regarding the implementation of FERC Order No. 636 also contributed to increased margins. The increase in margins retained for the twelve months ended March 31, 1995 when compared to the corresponding 1994 period is principally attributable to the increased level of interruptible services experienced during the period, the change in the margin sharing year, an increase in the target margin level from $2,000,000 to $4,000,000 in accordance with the DPUC's decision in Southern's latest rate case and Southern's ability to sell and transport off-system gas.

Purchased Gas Expense
- ---------------------

      Purchased gas expense for the three, six and twelve months ended March 31, 1995 decreased approximately 19%, 15% and 11%, respectively, when compared to the corresponding 1994 periods primarily due to lower firm sales volumes during the 1995 periods. This decrease would have been greater but for the suspension of the flow-through of approximately $3,704,000, $8,678,000 and $12,726,000 in interstate pipeline refunds to Southern's customers relating to the recovery of previously deferred transition costs associated with FERC Order 636 implementation by interstate pipelines serving Southern for the three, six and twelve months ended March 31, 1995, respectively.

Operations Expense
- ------------------

      Operations expense for the six and twelve months ended March 31, 1995 increased approximately 6% and 14%, respectively, when compared to the corresponding 1994 periods.

      For the six months ended March 31, 1995, a higher expense for uncollectible accounts was partially offset by lower expenses in the areas of labor, conservation and insurance. For the twelve months ended March 31, 1995, approximately 60% of the increase in operations expense was the result of a higher expense for uncollectibles. The remainder of the increase in operations expense for the twelve months ended March 31, 1995 was due to higher employee benefit costs relating to the adoption and the current recovery of postretirement health care expenses as well as increases in other operations expenses such as rent, pension costs and other general and administrative expenses.

      In December 1992, the DPUC allowed Southern to defer certain shortfalls in energy assistance funding from various state and federal agencies related to the 1991/92 and 1992/93 heating seasons. The DPUC's action positively impacted Southern's provision for uncollectible accounts for the fiscal year ended September 30, 1993. Southern has been allowed to recover these costs as well as deferred costs associated with Southern's certified hardship forgiveness program beginning January 1, 1994 in accordance with the DPUC's latest rate decision. Accordingly, included in operations expense for the three, six and twelve months ended March 31, 1995, were approximately $1,371,000, $2,047,000 and $3,027,000, respectively, relating to these amortizations as compared to $747,000 for the comparable 1994 periods.

Maintenance Expense
- -------------------

      Maintenance expense for the three, six and twelve months ended March 31, 1995 decreased approximately 25%, 10% and 5%, respectively, as compared to the same 1994 periods. These decreases were primarily attributable to lower labor and material costs associated with Southern's mains due to a lower level of maintenance activity resulting from the warmer weather experienced during the 1994/95 winter.

Depreciation and Depletion
- --------------------------

      Depreciation expense for the three, six and twelve months ended March 31, 1995 increased approximately 6%, 7% and 8%, respectively, as compared to the corresponding 1994 periods primarily due to additions to plant in service by Southern.

Federal and State Income Taxes
- ------------------------------

      The total provision for federal and state income taxes for the three, six and twelve months ended March 31, 1995 increased approximately 20%, 17% and 23%, respectively, when compared to the corresponding 1994 periods. These increases were primarily due to higher pre-tax income, coupled with a higher effective tax rate, for all 1995 periods due to the flow-through tax effect of the amortization of previously deferred costs.

Municipal, Gross Earnings and Other Taxes
- -----------------------------------------

      Municipal, gross earnings and other taxes decreased for the three, six and twelve months ended March 31, 1995 approximately 9%, 8% and 7%, respectively, when compared to the corresponding 1994 periods. The decreases were primarily due to lower provisions for gross earnings taxes because of lower revenues as well as lower provisions for property taxes.

Interest Expense and Preferred Stock Dividends
- ----------------------------------------------

      Total interest expense and preferred stock dividends increased approximately 5% for the three and six months ended March 31, 1995 as compared to the corresponding 1994 periods. This increase was primarily due to lower amounts of interest income relating to the deferral and current recovery of transition costs arising from the implementation of FERC Order No. 636 by interstate pipelines in addition to higher short-term interest costs due to higher average interest rates during the 1995 periods. Partially offsetting the increase were lower interest costs related to interstate pipeline refunds.


                       LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
- --------------------

      The seasonal nature of Southern's business creates large short-term cash demands primarily to finance gas purchases, customer accounts receivable and certain tax payments. To provide these funds, as well as funds for its capital expenditure program and other corporate purposes, Southern has committed lines of credit with a number of banks totalling $30,000,000 and uncommitted lines of credit with two of its banks totalling $14,000,000, in addition to a revolving credit line agreement for up to $20,000,000 with one of its banks. This latter agreement has a revolving credit feature through December 21, 1996, followed by a term loan period through December 21, 2000. At March 31, 1995, Southern had unused lines of credit of $50,000,000. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

      Operating cash flows for the six months ended March 31, 1995 were positively affected by higher net income, the receipt of approximately $8,678,000 in interstate pipeline refunds utilized to offset previously deferred transition costs and a higher refundable purchased gas cost balance. Operating cash flows for the six months ended March 31, 1995 as compared to the six months ended March 31, 1994 were also positively affected by a lower accounts receivable balance.

      Operating cash flows for the twelve months ended March 31, 1995 were positively affected by higher net income and the receipt of approximately $12,726,000 in interstate pipeline refunds used to offset previously deferred transition costs. Operating cash flows for the twelve months ended March 31, 1995 as compared to the twelve months ended March 31, 1994 were positively affected by a higher refundable purchased gas cost balance.

Investing Activities
- --------------------

      Capital expenditures approximated $15,095,000 and $11,049,000 for the six months ended March 31, 1995 and 1994, respectively, and $30,642,000 and $24,223,000 for the twelve months ended March 31, 1995 and 1994, respectively. On an annual basis, Southern relies upon cash flows from operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.

FERC Order No. 636 Transition Costs
- -----------------------------------

      As a result of FERC Order No. 636, costs are being incurred by Southern's interstate pipeline suppliers to convert existing "bundled" sales services to "unbundled" transportation and storage services. These transition costs include: (1) unrecovered gas costs, (2) gas supply realignment costs, (3) stranded investment costs and (4) new facilities costs.

      As of March 31, 1995, Southern has paid approximately $16,250,000 in transition costs which represents Southern's total expected obligation for transition costs. Of the amount paid, $4,468,000 represents unrecovered gas costs and $11,782,000 represents gas supply realignment costs and stranded investment costs. On July 8, 1994, the DPUC issued a Decision regarding implementation of FERC Order No. 636 by the Connecticut local gas distribution companies. The DPUC prescribed, among other things, various mechanisms for the recovery of deferred transition costs. As of March 31, 1995, Southern has recovered all of its deferred transition costs through the use of the recovery mechanisms allowed by the DPUC.

Environmental Matters
- ---------------------

      Southern has identified coal tar residue at three sites in Connecticut resulting from coal gasification operations conducted at those sites by Southern's predecessors from the late 1800s through the first part of this century. Many gas distribution companies throughout the country carried on such gas manufacturing operations during the same period. The coal tar discovered at Southern's three sites is not designated a hazardous material by any federal or Connecticut agency, but some of its constituents are classified as hazardous.

      On April 27, 1992, Southern notified the Connecticut Department of Environmental Protection ("DEP") and the United States Environmental Protection Agency of the presence of coal tar residue on the three sites. On November 9, 1994, the DEP informed Southern that it had performed a preliminary review of the information provided to it by Southern and had determined that, based on current priorities and limited staff resources, a comprehensive review of site conditions and subsequent participation by the DEP "are not possible at this time". Until the DEP conducts a comprehensive review, no discussions with it addressing the extent, timing and type of remedial action, if any, can occur.

      Given the DEP's response, management cannot at this time predict the costs of any future site analysis and remediation, if any, nor can it estimate when any such costs, if any, would be incurred. While such future analytical and cleanup costs could possibly be significant, management believes, based upon the provisions of the Partial Settlement in Southern's last rate order, that Southern will be able to recover these costs through its customer rates. Although the method, timing and extent of any recovery remain uncertain, management currently does not expect that the incurrence of such costs will materially adversely impact the Company's financial condition or results of operations.


                           PART II- OTHER INFORMATION

Items 1, 2, 3 and 5 are inapplicable.

Item 4.     Submission of Matters to a Vote of Security-Holders
            ---------------------------------------------------

      (a) The annual meeting of the registrant was held on January 31, 1995.

      (b)   Election of Directors:


                                                                    Non-
                                         For     Against   Abstain  Vote
                                         ---     -------   -------  ----
            Henry Chauncey, Jr.       7,064,384  111,356      0       0
            Richard M. Hoyt           7,064,982  110,758      0       0
            Christopher D. Turner     7,073,097  102,643      0       0



      (c)   Election to employ the firm of Coopers &
            Lybrand L.L.P. as the independent accountants
            to audit the books and affairs of the
            registrant and its subsidiaries for the 1995
            fiscal year:
                                                                    Non-
                                         For     Against   Abstain  Vote
                                         ---     -------   -------  ----
            Coopers & Lybrand L.L.P.  7,053,465  34,788    87,487    0


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

      (a)   Exhibits:

            Exhibit 4(a) - The Amended and Restated By-Laws of
                           Connecticut Energy Corporation.

            Exhibit 4(b) - The Amended and Restated By-Laws of The
                           Southern Connecticut Gas Company.

            Exhibit 27 - Financial Data Schedule
            Submitted only in electronic format to the Securities and Exchange Commission.

      (b)   Reports on Form 8-K:
            There were no reports filed on Form 8-K during the quarter.


                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CONNECTICUT ENERGY CORPORATION
                          (Registrant)


DATE: May 11, 1995                 /s/  Vincent L. Ammann, Jr.
      ------------                 ---------------------------
                                        Vincent L. Ammann, Jr.
                                          Vice President and
                                       Chief Accounting Officer