Form 10-Q
period 1995-06-30
CONNECTICUT ENERGY CORP
filed 1995-08-11
CIK 310103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

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

                               Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at August 3, 1995
          -----                          -----------------------------

Common Stock, $1 par value                        8,833,305

                         PART 1.  FINANCIAL INFORMATION
                         CONNECTICUT ENERGY CORPORATION

                         ITEM 1.  FINANCIAL STATEMENTS
                       CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share)
                                  (Unaudited)
                                           Three Months Ended            Nine Months Ended             Twelve Months Ended
                                                June 30,                      June 30,                      June 30,
                                           ------------------            -----------------             -------------------
                                           1995          1994            1995         1994             1995          1994
                                           ----          ----            ----         ----             ----          ----
Operating Revenues..................... $  39,755     $  36,835       $ 208,562     $ 215,387       $ 234,048     $ 238,594
Purchased gas..........................    20,692        16,704         103,967       114,659         116,178       126,056
                                        ---------     ---------       ---------     ---------       ---------     ---------
Gross margin...........................    19,063        20,131         104,595       100,728         117,870       112,538

Operating Expenses:
  Operations...........................    11,177        11,741          39,091        38,066          51,234        47,617
  Maintenance..........................       872           954           2,868         3,174           3,729         4,005
  Depreciation and depletion...........     3,551         3,269          10,500         9,746          13,785        12,766
  Federal and state income taxes.......    (1,125)       (1,147)         10,786         9,041           7,147         6,131
  Municipal, gross earnings and
    other taxes........................     3,385         3,535          13,087        14,120          15,281        16,693
                                        ---------     ---------       ---------     ---------       ---------     ---------
Total operating expenses...............    17,860        18,352          76,332        74,147          91,176        87,212
                                        ---------     ---------       ---------     ---------       ---------     ---------
Operating income.......................     1,203         1,779          28,263        26,581          26,694        25,326

Other deductions, net..................        31           125             351           372             565           487

Interest Expense and Preferred Stock
  Dividends:
  Interest on long-term debt and
    amortization of debt issue costs...     2,713         2,727           8,145         8,191          10,874        10,760
  Other interest and preferred stock
    dividends, net.....................       444           265           1,096           605           1,154           894
                                        ---------     ---------       ---------     ---------       ---------     ---------
Total interest expense and preferred
  stock dividends......................     3,157         2,992           9,241         8,796          12,028        11,654
                                        ---------     ---------       ---------     ---------       ---------     ---------
Net (Loss) Income...................... $  (1,985)    $  (1,338)      $  18,671     $  17,413       $  14,101     $  13,185
                                        =========     =========       =========     =========       =========     =========
Net (loss) income per share............ $   (0.23)    $   (0.16)      $    2.13     $    2.19       $    1.62     $    1.68
                                        =========     =========       =========     =========       =========     =========
Dividends paid per share............... $   0.325     $   0.325       $   0.975     $   0.965       $    1.30     $   1.285
                                        ---------     ---------       ---------     ---------       ---------     ---------
Weighted average number of common
  shares outstanding during period..... 8,796,699     8,589,334       8,753,667     7,955,326       8,731,136     7,829,706
                                        ---------     ---------       ---------     ---------       ---------     ---------


                                       See Notes to Consolidated Financial Statements.

                                       CONNECTICUT ENERGY CORPORATION

                                         CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                                       June 30,        Sept. 30,       June 30,
                                                         1995            1994            1994
                                                     -----------     -----------     -----------
                                                     (Unaudited)                     (Unaudited)
Assets
- ------
Utility Plant:

  Gross utility plant...............................    $349,444       $331,953         $324,431
  Less--accumulated depreciation....................     104,489         97,458           97,529
                                                        --------       --------         --------
    Net utility plant...............................     244,955        234,495          226,902
  Nonutility property, net..........................       2,492          2,492            2,586
                                                        --------       --------         --------
Net utility plant and other property................     247,447        236,987          229,488
                                                        --------       --------         --------
Current Assets:
  Cash and cash equivalents.........................       4,005          1,637            5,918
                                                        --------       --------         --------
  Accounts receivable...............................      37,755         27,445           41,363
  Less--allowance for doubtful accounts.............       4,057          3,747            4,645
                                                        --------       --------         --------
Net accounts receivable.............................      33,698         23,698           36,718
                                                        --------       --------         --------
  Accrued utility revenues, net.....................       2,706          2,630            2,494
  Unrecovered purchased gas costs...................         ---          4,523              ---
  Inventories.......................................      12,457         14,678           11,777
  Prepaid expenses..................................       2,337          1,847            1,974
                                                        --------       --------         --------
Total current assets................................      55,203         49,013           58,881
                                                        --------       --------         --------
Deferred Charges:
  Unamortized debt expenses.........................       6,144          6,317            6,379
  Unrecovered deferred taxes........................      37,024         35,398           33,313
  Other.............................................      26,195         25,205           29,107
                                                        --------       --------         --------
Total deferred charges..............................      69,363         66,920           68,799
                                                        --------       --------         --------
Total assets........................................    $372,013       $352,920         $357,168
                                                        ========       ========         ========


                               See Notes to Consolidated Financial Statements.

                                                 CONNECTICUT ENERGY CORPORATION

                                                   CONSOLIDATED BALANCE SHEETS
                                                     (Dollars in thousands)
                                                                                        June 30,      Sept. 30,    June 30,
                                                                                          1995          1994         1994
                                                                                      -----------   -----------  -----------
                                                                                      (Unaudited)                (Unaudited)
Capitalization and Liabilities
- ------------------------------
Common Shareholders' Equity:

  Common Stock--par value $1 per share: authorized--20,000,000 shares, issued and
    outstanding--8,828,347 shares; 8,700,266 shares; 8,654,850 shares..............    $  8,828     $  8,700     $  8,655
  Capital in excess of par value...................................................      87,622       85,265       84,352
  Retained earnings................................................................      41,884       31,754       39,143
  Adjustment for minimum pension liability.........................................         ---          ---         (108)
                                                                                       --------     --------     --------
Total common shareholders' equity..................................................     138,334      125,719      132,042
                                                                                       --------     --------     --------
Preferred Stock:
  The Southern Connecticut Gas Company Redeemable Preferred Stock: authorized--
    200,000 shares, par value $100 per share 4.75% cumulative series, none issued
    authorized--600,000 shares, par value $1 per share, none issued................         ---          ---          ---
Preference Stock:
  The Southern Connecticut Gas Company: authorized--1,000,000 shares, par value
    $1 per share, none issued
  Connecticut Energy Corporation: authorized--1,000,000 shares, par value $1 per share, none issued
Preferred stock expense............................................................         ---          ---          ---
                                                                                       --------     --------     --------
Total preferred stock..............................................................         ---          ---          ---
                                                                                       --------     --------     --------
Long-term debt.....................................................................     119,776      119,917      120,371
                                                                                       --------     --------     --------
Total capitalization...............................................................     258,110      245,636      252,413
                                                                                       --------     --------     --------
Current Liabilities:
   Short-term borrowings...........................................................      11,800       18,800        6,700
   Current maturities of long-term debt............................................         594          594          594
   Accounts payable................................................................      10,061       10,886        8,589
   Refunds due customers...........................................................           4          ---        3,387
   Federal, state and deferred income taxes........................................       7,008        3,565       10,006
   Property and other accrued taxes................................................       6,865        5,289        7,348
   Interest payable................................................................       2,246        3,315        2,264
   Customer deposits...............................................................       1,902        1,901        1,951
   Refundable purchased gas costs..................................................       6,206          ---        1,850
   Other accrued liabilities.......................................................       3,112        4,137        2,750
                                                                                       --------     --------     --------
Total current liabilities..........................................................      49,798       48,487       45,439
                                                                                       --------     --------     --------
Deferred Credits:
   Deferred income taxes and investment tax credits................................      58,094       54,974       52,217
   Other...........................................................................       6,011        3,823        7,099
                                                                                       --------     --------     --------
Total capitalization and liabilities...............................................    $372,013     $352,920     $357,168
                                                                                       ========     ========     ========


                                         See Notes to Consolidated Financial Statements.

                                             CONNECTICUT ENERGY CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)
                                                       (Unaudited)
                                                          Nine Months Ended              Twelve Months Ended
                                                               June 30,                        June 30,
                                                          ------------------             -------------------
                                                          1995          1994             1995           1994
                                                          ----          ----             ----           ----
Net cash provided by operating activities:             $37,091       $24,339          $32,561         $21,462
                                                       -------       -------          -------         -------
Cash flows from investing activities:
  Capital expenditures................................ (21,234)      (17,334)         (30,549)        (25,531)
  Proceeds from sale of subsidiaries..................     ---           ---                8             ---
  Contributions in aid of construction................      20            42               29              95
  Payments for retirement of utility plant............    (262)         (541)            (500)           (697)
  Other...............................................     (50)          ---              (50)            ---
                                                       -------       -------          -------         -------
Net cash used by investing activities................. (21,526)      (17,833)         (31,062)        (26,133)
                                                       -------       -------          -------         -------
Cash flows from financing activities:
  Dividends paid on common stock......................  (8,541)       (7,935)         (11,360)        (10,325)
  Issuance of common stock............................   2,485        22,711            3,443          23,708
  Issuance of long-term debt..........................     ---           ---              ---          12,000
  Repayments of long-term debt........................    (141)         (140)            (595)           (594)
  Early redemption of preferred stock.................     ---          (638)             ---            (638)
  (Decrease) increase in short-term borrowings........  (7,000)      (16,800)           5,100         (20,300)
                                                       -------       -------          -------         -------
Net cash (used by) provided by financing activities... (13,197)       (2,802)          (3,412)          3,851
                                                       -------       -------          -------         -------
Net increase (decrease) in cash and cash equivalents..   2,368         3,704           (1,913)           (820)
Cash and cash equivalents at beginning of period......   1,637         2,214            5,918           6,738
                                                       -------       -------          -------         -------
Cash and cash equivalents at end of period............ $ 4,005       $ 5,918          $ 4,005         $ 5,918
                                                       =======       =======          =======         =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest............................................ $ 9,815      $  9,529         $ 11,618        $11,651
  Income taxes........................................ $ 6,635      $  2,065         $  8,822        $ 2,065


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

     2. Due to the seasonal nature of gas sales for space heating purposes by the Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), the results of operations for the nine months ended June 30, 1995 are not indicative of the results to be expected for the fiscal year ended September 30, 1995.

     3. Included in other deferred charges are amounts related to the deferral of certain hardship heating customer accounts receivable arrearages totalling $10,431,000, $10,211,000 and $9,949,000 at June 30, 1995, September 30, 1994 and June 30, 1994,
respectively; the deferral of certain shortfalls in energy assistance funding related to the 1991/92 and 1992/93 heating seasons amounting to $2,184,000, $2,742,000 and $2,790,000 at June
30, 1995, September 30, 1994 and June 30, 1994, respectively; prepaid pension contributions of $7,599,000, $6,355,000 and $6,355,000 at June 30, 1995, September 30, 1994, and June 30, 1994,
respectively; and an intangible pension asset of $101,000, $101,000 and $3,652,000 at June 30, 1995, September 30, 1994 and June 30,
1994, respectively.

     4. Included in other deferred credits are amounts related to a minimum pension liability totalling $101,000, $101,000 and $3,816,000 at June 30, 1995, September 30, 1994 and June 30, 1994,
respectively.

     5. Southern has identified coal tar residue at three sites in Connecticut. This residue results from historic coal gasification operations conducted at those sites by Southern's predecessors from the late 1800s through the first part of this century. Many gas distribution companies throughout the country carried on such gas manufacturing operations during the same period. See section entitled "Environmental Matters" on page 17 for further detail.


        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      RESULTS OF OPERATIONS

Net Income
- ----------

      Connecticut Energy Corporation's ("Company") consolidated net income for the three, nine and twelve months ended June 30, 1995 and 1994 is detailed below:

                            Three Months Ended    Nine Months Ended   Twelve Months Ended
                                 June 30,              June 30,            June 30,
                            ------------------    -----------------   -------------------
(in thousands, except         1995      1994       1995      1994       1995      1994
 per share)                   ----      ----       ----      ----       ----      ----
Net (Loss) Income            $(1,985)  $(1,338)   $18,671   $17,413    $14,101   $13,185
                             =======   =======    =======   =======    =======   =======
Net (Loss) Income Per Share  $ (0.23)  $ (0.16)   $  2.13   $  2.19    $  1.62   $  1.68
                             =======   =======    =======   =======    =======   =======
Weighted Average
 Shares Outstanding            8,797     8,589      8,754     7,955      8,731     7,830
                             -------   -------    -------   -------    -------   -------

      The higher net loss for the three months ended June 30, 1995 is primarily attributable to lower margins on firm sales by the Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), due to slightly lower usage per customer. Partially offsetting this decrease in firm margins were lower operating expenses primarily for labor due to less overtime payments, pensions, group health insurance and other general and administrative expenses.

      Factors affecting the increase to net income for the nine month period ended June 30, 1995 were additional interruptible margins earned and retained by Southern, because of Southern's ability to serve interruptible customers throughout the winter due to the combination of warmer than normal weather and competitive natural gas prices; a 6.6% rate increase implemented by Southern on December 9, 1993; and the continued conversion of residential non-heating customers to heating customers. Lower operating expenses primarily in the areas of labor due to less overtime payments because of the warmer weather, a lower gross revenue tax due to lower revenues and lower property taxes were offset by higher expenses for uncollectibles, leases, employee benefit costs due to the adoption of Statement of Financial Accounting Standards No. 106 ("SFAS 106"), depreciation, interest and taxes due to higher pre-tax income and a higher effective tax rate.

      Margins for the twelve months ended June 30, 1995 were positively affected by the rate increase implemented by Southern, retention of increased margins on interruptible services and the conversion of residential non-heating customers to heating customers. Partially offsetting these increases were higher operating expenses associated with uncollectibles, leases, employee benefit costs principally due to the adoption of SFAS 106 and depreciation expense.

Total Sales and Transportation Volumes
- --------------------------------------

      Southern's total volumes of gas sold and transported for the three months ended June 30, 1995 was 10,569 MMcf, which represented an increase of approximately 141% as compared to the corresponding 1994 period. This increase was primarily attributable to sales to interruptible customers and volumes of gas transported in accordance with a special contract entered into in July of 1994 with The Connecticut Light and Power Company ("CL&P") for its Devon generating station ("Devon Station").

      For the nine and twelve months ended June 30, 1995, Southern's total volumes of gas sold and transported of approximately 40,382 MMcf and 47,568 MMcf were approximately 55% and 61% higher, respectively, as compared to the corresponding 1994 periods principally due to higher interruptible volumes and higher transportation volumes to CL&P's Devon Station. Sales for the 1995 periods were also positively affected by Southern's ability to sell gas off-system in accordance with the Department of Public Utility Control's ("DPUC") decision regarding the implementation of Federal Energy Regulatory Commission ("FERC") Order No. 636.

Firm Sales Volumes
- ------------------

      Firm sales volumes for the nine and twelve months ended June 30, 1995 decreased 2,564 MMcf and 2,658 MMcf, or approximately 12%, as compared to the corresponding 1994 periods. These decreases were principally due to weather that was approximately 14% and 15% warmer than the corresponding 1994 periods.

Interruptible Sales and Transportation Volumes
- ----------------------------------------------

      The chart below depicts total volumes of gas both sold to and transported for interruptible customers, off-system sales volumes and transportation volumes under the special contract with CL&P as well as gross margins earned and retained due to the margin sharing mechanism on these services:

                         Three Months Ended  Nine Months Ended  Twelve Months Ended
                              June 30,            June 30,           June 30,
                         ------------------  -----------------  -------------------
(in thousands)             1995     1994       1995     1994       1995     1994
                           ----     ----       ----     ----       ----     ----
Gross margin earned       $3,267   $1,437    $10,333   $4,712    $13,042   $6,231
                          ======   ======    =======   ======    =======   ======
Gross margin retained     $1,629   $1,383    $ 6,448   $3,530    $ 8,264   $4,976
                          ======   ======    =======   ======    =======   ======
Volumes sold and
  transported (MMcf)       7,502    1,499     22,048    5,151     27,406    6,767
                          ------   ------    -------   ------    -------   ------

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

      Margins earned and retained by Southern were higher for the three and nine months ended June 30, 1995 as compared to the corresponding 1994 periods principally due to higher levels of interruptible sales and Southern's ability to sell and transport gas off-system pursuant to the DPUC'S decision regarding the implementation of FERC Order No. 636.

      The increase in margins earned and retained for the twelve months ended June 30, 1995 when compared to the corresponding 1994 period is principally attributable to the increased level of interruptible services experienced during the period, the change in the margin sharing year, an increase in the target margin level from $2,000,000 to $4,000,000 in accordance with the DPUC's decision in Southern's latest rate case and Southern's ability to sell and transport gas on an off-system basis.

Gross Margin
- ------------

      The Company's gross margin decreased by approximately 5% for the three months ended June 30, 1995 as compared to the corresponding 1994 period due to lower firm margins stemming from a slightly lower usage per customer. Partially offsetting this decline were higher margins earned and retained from interruptible services.

      The Company's gross margin increased by approximately 4% and 5%, respectively, for the nine and twelve months ended June 30, 1995 as compared to the corresponding periods ended June 30, 1994 as a result of higher firm and interruptible margins. Additionally, gross margin for the nine and twelve months ended June 30, 1995 was positively affected by the collection of approximately $6,869,000 and $6,811,000, respectively, from firm customers through the operation of the Weather Normalization Adjustment Clause ("WNA") implemented in December of 1993. The WNA collections helped offset the effects of lower firm sales volumes resulting from weather that was approximately 10% and 11% warmer than normal for the nine and twelve months ended June 30, 1995, respectively. Gross margins for the comparative 1994 periods were negatively impacted by the return to customers of approximately $2,800,000 through the operation of the WNA.

      Southern's firm rates include a purchased gas adjustment clause ("PGA") which allows Southern to pass through to its customers, through periodic adjustments to amounts billed, increased or decreased costs incurred for purchased gas as compared to base rate levels without affecting gross margin. For the three and nine months ended June 30, 1995, adjustments related to Southern's PGA decreased revenues and gas costs by approximately $973,000 and $3,576,000, respectively, as compared to a PGA adjustment for the nine months ended June 30, 1994 which increased revenues and gas costs by approximately $6,979,000.

Operations Expense
- ------------------

      Operations expense for the three months ended June 30, 1995 decreased approximately 5% as compared to the corresponding 1994 period. This decrease was principally due to lower costs for labor, conservation, pensions, employee health insurance and other general and administrative expenses, but was partially offset by a higher expense for uncollectible accounts.

      For the nine months ended June 30, 1995, operations expense increased approximately 3% as compared to the corresponding 1994 period. This increase was principally due to higher costs related to uncollectible accounts, leases and the adoption and recovery of postretirement health care expenses, but was partially offset by lower expenses for labor, conservation and employee health insurance.

      Operations expense for the twelve months ended June 30, 1995 increased approximately 8% as compared to the corresponding 1994 period. More than 85% of the increase was attributable to a higher expense for uncollectible accounts. Other increases were lease payments and postretirement health care costs. Partially offsetting these increases were decreases in costs related to labor, conservation, employee health insurance and other general and administrative expenses.

      In December 1992, the DPUC allowed Southern to defer certain shortfalls in energy assistance funding from various state and federal agencies related to the 1991/92 and 1992/93 heating seasons. The DPUC's action positively impacted Southern's provision for uncollectible accounts for the fiscal year ended September 30, 1993. Southern has been allowed to recover these costs as well as deferred costs associated with Southern's certified hardship forgiveness program beginning January 1, 1994 in accordance with the DPUC's latest rate decision. Accordingly, included in operations expense for the three, nine and twelve months ended June 30, 1995, were approximately $640,000, $2,687,000 and $2,920,000, respectively, relating to these amortizations as compared to $747,000, $1,494,000 and $1,494,000 for the corresponding 1994 periods.

Maintenance Expense
- -------------------

      Maintenance expense for the three, nine and twelve months ended June 30, 1995 decreased approximately 9%, 10% and 7%, respectively, as compared to the same 1994 periods. These decreases were primarily attributable to lower labor and material costs associated with Southern's mains due to a lower level of maintenance activity resulting from warmer than normal weather experienced in the 1995 periods.

Depreciation and Depletion
- --------------------------

      Depreciation expense for the three, nine and twelve months ended June 30, 1995 increased approximately 9%, 8% and 8%, respectively, as compared to the corresponding 1994 periods primarily due to additions to plant in service by Southern.

Federal and State Income Taxes
- ------------------------------

      The total provision for federal and state income taxes for the nine and twelve months ended June 30, 1995 increased approximately 19% and 17%, respectively, as compared to the corresponding 1994 periods. These increases were primarily due to higher pre-tax income, coupled with a higher effective tax rate for the 1995 periods. Results for the twelve months ended June 30, 1995 were also impacted by the flow-through tax effect of the amortization of previously deferred costs. Partially offsetting these increases in the tax provision for the nine and twelve months ended June 30, 1995 were benefits related to the prepayment of approximately $6,500,000 in transition costs, the current deductibility of conservation expenses and certain postretirement health care and pension costs.

Municipal, Gross Earnings and Other Taxes
- -----------------------------------------

      Municipal, gross earnings and other taxes decreased approximately 4% for the three months ended June 30, 1995 as compared to the corresponding 1994 period. This decrease was primarily due to a lower provision for property taxes and was partially offset by a higher gross revenue tax due to higher revenues for the 1995 period.

      Municipal, gross earnings and other taxes decreased approximately 7% and 8% for the nine and twelve months ended June 30, 1995, respectively, as compared to the corresponding 1994 periods. These decreases were primarily due to lower gross revenue taxes, lower sales and use taxes and lower provisions for property taxes.

Interest Expense and Preferred Stock Dividends
- ----------------------------------------------

      Total interest expense and preferred stock dividends increased approximately 6% for the three months ended June 30, 1995 as compared to the corresponding 1994 period. This increase was primarily due to higher short-term interest costs due to higher average borrowings during the 1995 period and a higher interest expense related to deferred gas costs and revenue sharing balances. Partially offsetting the increased short-term costs was the absence of any interest costs related to refunds from interstate pipeline suppliers.

      Total interest expense and preferred stock dividends increased approximately 5% for the nine months ended June 30, 1995 as compared to the corresponding 1994 period. This increase was primarily due to higher short-term interest costs due to higher average interest rates and a higher interest expense related to deferred gas costs and revenue sharing balances. Partially offsetting the increased short-term interest costs for this period was the absence of any interest costs related to refunds from interstate pipeline suppliers.

      Total interest expense and preferred stock dividends increased approximately 3% for the twelve months ended June 30, 1995 as compared to the corresponding 1994 period primarily due to higher average short-term interest rates, higher interest related to deferred gas costs and higher long-term debt expense related to the issuance of Series Y First Mortgage Bonds in September 1993. This increase was partially offset by lower interest costs related to interstate pipeline refunds.


                   LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
- --------------------

      The seasonal nature of Southern's business creates large short-term cash demands primarily to finance gas purchases, customer accounts receivable and certain tax payments. To provide these funds, as well as funds for its capital expenditure program and other corporate purposes, Southern has committed lines of credit with a number of banks totalling $32,000,000 and uncommitted lines of credit with two of its banks totalling $14,000,000, in addition to a revolving credit line agreement for up to $20,000,000 with one of its banks. This latter agreement has a revolving credit feature through December 21, 1996, followed by a term loan period through December 21, 2000. Effective July 1, 1995, the Company obtained a committed line of credit with one of its banks totalling $5,000,000. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

      Operating cash flows for the nine months ended June 30, 1995 were positively affected by higher net income, the receipt of approximately $8,678,000 in interstate pipeline refunds used to offset previously deferred transition costs and a higher refundable purchased gas cost balance. Operating cash flows for the nine months ended June 30, 1995 as compared to the nine months ended June 30, 1994 were positively affected by lower accounts receivable and higher refundable purchased gas cost balances.

      Operating cash flows for the twelve months ended June 30, 1995 were positively affected by higher net income and the receipt of approximately $12,726,000 in interstate pipeline refunds used to offset previously deferred transition costs. Operating cash flows for the twelve months ended June 30, 1995 as compared to the twelve months ended June 30, 1994 were positively affected by a higher refundable purchased gas cost balance as well as a lower accounts receivable balance.

Investing Activities
- --------------------

      Capital expenditures approximated $21,214,000 and $17,292,000 for the nine months ended June 30, 1995 and 1994, respectively, and $30,520,000 and $25,436,000 for the twelve months ended June 30, 1995 and 1994, respectively. On an annual basis, Southern relies upon cash flows from operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.

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

      As of June 30, 1995, Southern has paid approximately $16,345,000 in transition costs which represents Southern's total expected obligation for transition costs. Of the amount paid, $4,461,000 represents unrecovered gas costs and $11,884,000 represents gas supply realignment costs and stranded investment costs. On July 8, 1994, the DPUC issued a Decision regarding implementation of FERC Order No. 636 by the Connecticut local gas distribution companies. The DPUC prescribed, among other things, various mechanisms for the recovery of deferred transition costs.
As of June 30, 1995, Southern has recovered substantially all of its deferred transition costs through the use of the recovery mechanisms allowed by the DPUC.

Environmental Matters
- ---------------------

      Southern has identified coal tar residue at three sites in Connecticut resulting from coal gasification operations conducted at those sites by Southern's predecessors from the late 1800s through the first part of this century. Many gas distribution companies throughout the country carried on such gas manufacturing operations during the same period. The coal tar residue is not designated a hazardous material by any federal or Connecticut agency, but some of its constituents are classified as hazardous.

      On April 27, 1992, Southern notified the Connecticut Department of Environmental Protection ("DEP") and the United States Environmental Protection Agency of the presence of coal tar residue at the sites. On November 9, 1994, the DEP informed Southern that it had performed a preliminary review of the information provided to it by Southern and had determined that, based on current priorities and limited staff resources, a comprehensive review of site conditions and subsequent participation by the DEP "are not possible at this time". Until the DEP conducts a comprehensive review, no discussions with it addressing the extent, timing and type of remedial action, if any, can occur.

      Given the DEP's response, management cannot at this time predict the costs of any future site analysis and remediation, if any, nor can it estimate when any such costs, if any, would be incurred. While such future analytical and cleanup costs could possibly be significant, management believes, based upon the provisions of the Partial Settlement in Southern's last rate order, that Southern will be able to recover these costs through its customer rates. Although the method, timing and extent of any recovery remain uncertain, management currently does not expect that the incurrence of such costs will materially adversely impact the Company's financial condition or results of operations.


                     PART 2.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are inapplicable.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibit 27 - Financial Data Schedule
            Submitted only in electronic format to the Securities and Exchange Commission.

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

                  CONNECTICUT ENERGY CORPORATION
                          (Registrant)


DATE: August 11, 1995                 /s/  Vincent L. Ammann, Jr.
                                  -------------------------------
                                  by:   Vincent L. Ammann, Jr.
                                          Vice President and
                                       Chief Accounting Officer