Form 10-K
period 1995-09-30
CONNECTICUT ENERGY CORP
filed 1995-12-07
CIK 310103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended September 30, 1995

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

                            Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as of November 24, 1995:

                             $181,839,941

           Class                           Outstanding at November 24, 1995
  --------------------------               --------------------------------
  Common Stock, $1 par value                          8,870,241

     An index of exhibits to this Annual Report on Form 10-K may be found on Page 17 hereof.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

1. Portions of Connecticut Energy Corporation's 1995 Annual Report to Shareholders are incorporated into Part II.

2. Portions of Connecticut Energy Corporation's Definitive Proxy Statement dated December 13, 1995 are incorporated into Part III.

                                    PART I
                                    ------

                        CONNECTICUT ENERGY CORPORATION
                        ------------------------------

Item 1.  Business
-----------------

      Connecticut Energy Corporation ("Company") is a public utility holding company primarily engaged in the retail distribution of natural gas for residential, commercial and industrial uses through its principal subsidiary, The Southern Connecticut Gas Company ("Southern"), a Connecticut public service company. Southern's predecessor companies, New Haven Gas Company and The Bridgeport Gas Company, were originally incorporated in Connecticut in 1847 and 1849, respectively. The Company is exempt from registration under the Public Utility Holding Company Act of 1935.

      Southern serves approximately 154,000 customers in Connecticut, primarily in 22 towns along the southern Connecticut coast from Westport to Old Saybrook, which includes the urban communities of Bridgeport and New Haven. Southern is also authorized to lay mains and sell gas in an additional ten towns in its service area, but does not currently provide any service to these towns.

      As of September 30, 1995, the Company, through its subsidiary, had 532 full-time employees all of whom were employees of Southern. A breakdown of Southern's revenues for the twelve months ended September 30, 1995 was 58.2% residential, 20.5% commercial, 7.8% industrial and 13.5% interruptible and other.

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

      In fiscal 1995, the Company formed two new nonutility subsidiaries, Total Energy Services Group, Inc. ("TESG") and Connecticut Energy Development Corporation ("CEDC"). TESG is initially expected to engage in activities relating to the selling, planning, purchasing and management of various energy services to commercial and industrial end users. CEDC is an equity holder in an entity formed to purchase and market natural gas and potentially may participate in other nonregulated activities.

Customers

General.     From 1991 through 1995, the average number of on-system customers served by Southern grew from approximately 151,500 to 154,200. Southern provides two types of gas sales service to its on-system customers--firm and interruptible. Firm service is provided to residential, commercial and industrial customers who require a continuous gas supply throughout the year. Firm service for residential use includes service to multi-family units. Southern serves approximately 175,000 firm residential units. Interruptible service is available to those commercial and industrial customers and multi-family residential dwellings that have dual fuel capabilities which allow them to alternate between natural gas and another fuel source. Southern provides transportation service to certain commercial and industrial customers on an interruptible basis. The gas transported by Southern is owned by those commercial and industrial customers.

      Additionally, Southern has the approval of the Connecticut Department of Public Utility Control ("DPUC") to participate in the off-system sales market. If gas supplies are available after meeting on-system loads, Southern sells to customers within Connecticut or in out-of-state markets. These sales are on an interruptible basis and the customers to which these sales are made are not permanent customers of Southern.

Firm Sales.    In 1995, firm sales represented approximately 87% of operating revenues and approximately 39% of total gas throughput. Firm sales to industrial customers are likely to constitute a smaller percentage of Southern's future total sales due to the changing character of the local economy and continuing regulatory developments affecting the natural gas industry. Refer to the section entitled "Rates and Regulation" for further detail.

      Southern concentrates on customer additions that are the most cost-effective to achieve. During the mid-1980s, when many residential family developments were being constructed, Southern extended mains to those developments, thereby adding groups of customers for heating as well as appliance loads at a relatively low capital cost per customer. Over the past three years, new construction has slowed dramatically, and Southern has focused on adding load along its existing mains, which generally requires a lower capital outlay. Approximately 50% of the residences along Southern's mains heat with natural gas, and the conversion of these homes to natural gas heat has been a major factor in increased load growth during the current economic slowdown.

Interruptible Sales, Transportation and Special Contract Services. Interruptible sales and transportation services are priced flexibly and competitively compared to the price of alternate fuels being paid by larger commercial and industrial customers. Southern's interruptible sales fluctuate depending primarily upon the relative prices of alternate fuels and natural gas as well as the availability of gas not needed to serve firm customers.

      In addition to interruptible sales, Southern transports gas, on an interruptible basis, for delivery to certain large commercial and industrial users. Because of recent regulatory developments, end-users can contract more easily than in the past for transportation service on interstate pipelines to transport natural gas supplies purchased from producers/suppliers, rather than purchase gas solely from the local gas distribution company. In Southern's service areas, gas is transported to the customers' premises using interstate pipeline transportation and Southern's distribution system.

      Interruptible transportation revenues are considerably less than revenues from gas sales because customers pay only a fee for the transportation service, whereas gas sales revenues include the costs of gas sold.

      Southern provides service to The Connecticut Light and Power Company's Devon generating station in accordance with rates specified in a Special Contract for the Transportation of Gas.

      In 1995, interruptible sales, transportation and special contract services represented approximately 13% of operating revenues and approximately 59% of total gas throughput.

      Combined interruptible sales and transportation services have generally increased since 1988 because of (1) higher alternate fuel prices,
(2) Southern's ability to negotiate its interruptible prices under flexible pricing arrangements, (3) changes in the regulatory environment which encouraged such sales and (4) customers' increased desire for cost containment. See section entitled "Rates and Regulation" for further discussion of Southern's flexible pricing and margin sharing mechanism for on-system interruptible service. To the extent Southern negotiates its monthly prices for interruptible services below its monthly standard offering price, lower margins may result.

      Southern's average margins on interruptible transportation service are less than its average margins on firm sales and are usually equal to or slightly less than its average margins on interruptible sales.

      The Company does not believe that the loss of any single customer or a few customers would have a long-term, material adverse effect upon Southern's business.

Marketing.    Southern focuses its marketing efforts on three objectives:
(1) to increase the number of households using natural gas for heating and hot water, (2) to improve system load factor by promoting additional interruptible sales and (3) to add new sales and retain existing sales to commercial and industrial customers through the use of both traditional and off-peak applications for natural gas.

      Marketing programs emphasize growth from within the existing distribution system and addition of high load factor usage of natural gas such as water heating, air conditioning and electric power generation.

      In the residential heating market, 2,366 customers were added in 1995 compared to 2,504 customers in 1994 and 1,865 in 1993. Residential conversions to natural gas accounted for 68% of total new customer additions in 1995 compared to 61% in 1994 and 80% in 1993. Southern's residential marketing includes the following programs: (1) a conversion burner program; (2) a high-efficiency heating program; (3) a trade ally program and (4) service contracts for natural gas heating equipment. Southern also uses employee incentives to promote heating conversions.

      In the commercial and industrial market segments, emphasis is on adding new firm and interruptible sales while retaining existing load. During 1995, Southern added almost 788,000 Mcf of annualized new sales compared to approximately 861,500 Mcf of annualized new sales in 1994. Firm sales accounted for approximately 65% of this total compared to approximately 75% in 1994.

      Marketing programs for commercial and industrial customers include
(1) a program to promote the use of high efficiency equipment; (2) a sales program offering customers the option of financing new equipment through Southern; (3) a conversion burner leasing program which provides customers with a low-cost opportunity to switch to natural gas and (4) a major customer retention program. During 1996, firm transportation service will be available in Connecticut. This will provide an opportunity for Southern to add new customers in this business segment.

      Sales to cooling and cogeneration markets represent the potential for increasing interruptible natural gas usage. Advances in natural gas cooling technology along with environmental and operational advantages continue to increase the competitiveness of natural gas cooling in commercial buildings and for industrial process applications. During 1995, Southern added 927 tons of natural gas cooling. This represents slightly more than 18,600 Mcf of new off-peak load. Since 1991, Southern has added 9,402 tons of natural gas cooling. Southern's marketing programs for natural gas cooling and cogeneration utilize customized rebates to encourage conversion.

      Natural gas vehicles ("NGV") represent an emerging market opportunity to increase interruptible gas usage. Southern has pursued this market aggressively and has operational NGV fueling sites at the following customer locations: (1) Southern New England Telephone -- fueling 11 vehicles at its New Haven corporate headquarters; (2) United States Postal Service -- fueling 62 vehicles at its East Haven office and (3) R.R. Donnelley and Sons -- converting 4 heavy duty lift trucks to natural gas with the potential of adding 18 more lift trucks to fuel at its Old Saybrook site.

      In addition, Southern has entered into an agreement with the town of Westport to provide natural gas fueling at a municipal site initially to fuel
8 police vehicles and 10 Norwalk Transit System buses. An additional 10 police vehicles and 4 police buses will begin fueling at the site during the next two years. The Company has also entered into agreements to provide trial NGV fuel service for the South Central Regional Water Authority and the Bridgeport Hydraulic Company.

Gas Supply.    Southern's long-term supply sources include the following: (1)
Canadian supplies purchased from Alberta Northeast Gas Limited ("Alberta Northeast") with transportation on Iroquois Gas Transmission System, L.P. ("Iroquois"); (2) transportation and storage services from Tennessee Gas Pipeline Company ("Tennessee") with direct purchase of supply from producers and marketers; (3) transportation and storage services from Texas Eastern Transmission Corporation ("Texas Eastern") with direct purchase of supply from producers and marketers; (4) transportation services from Algonquin Gas Transmission Company ("Algonquin") of natural gas purchased from producers and marketers; (5) transportation and storage service from CNG Transmission Corporation ("CNG Transmission"); (6) transportation service from Transcontinental Gas Pipeline Corporation ("Transco"); (7) storage and transportation service from National Fuel Gas Supply Corporation ("National Fuel") and (8) liquid and vapor supplies from Distrigas of Massachusetts Corporation ("Distrigas"). These arrangements result in gas deliveries into Southern's service territory through interconnections with three interstate pipelines: Algonquin, Iroquois and Tennessee.

      In addition to Southern's long-term firm supply arrangements, Southern purchases spot supplies and utilizes interruptible transportation services from interstate pipeline companies.

      Southern's supply, transportation and storage agreements do not provide for minimum payments, but do require Southern to pay a fixed demand charge regardless of the amount of gas transported or stored. The Federal Energy Regulatory Commission ("FERC") regulates interstate pipeline companies in connection with the rates charged to Southern for transportation and storage of natural gas.

      The following table shows Southern's sources of purchased gas for the periods indicated:

                                  Years Ended September 30,

(Millions of cubic feet)        1995        1994         1993
                                -----------------------------

Algonquin                          (2)         53         229
Tennessee                          (7)         24           0
Texas Eastern                       0           0         372
Alberta Northeast              12,573      12,631      12,446
Other*                         20,646      18,586      15,731
                               ------      ------      ------
  Total                        33,210      31,294      28,778
                               ------      ------      ------

Propane                             0           0          33
Net Inventory Changes             172        (388)     (1,362)
Transportation                 17,346       3,396       1,653
                               ------      ------      ------
  Total Throughout             50,728      34,302      29,102
                               ======      ======      ======

*Includes liquified natural gas and producers/marketers

Domestic Supply

      Prior to 1992, Southern purchased sales service from Tennessee, Texas Eastern and Algonquin combined with a small amount of storage service with Penn-York Energy Corporation ("Penn-York"), as well as a storage service through Algonquin delivered on a "best efforts" basis. With implementation of FERC Order No. 636, Southern has converted these supply arrangements from fully bundled sales and storage services to unbundled storage and transportation services.

      On July 1, 1992, Southern converted its long-term sales contract with Tennessee to firm transportation and firm storage services. Under the transportation contract, Southern has 13,336,000 Mcf of pipeline capacity available on an annual basis. Southern's storage contract with Tennessee provides storage of 1,195,329 Mcf, which includes an increase of 21,329 Mcf, effective December 1, 1994, resulting from settlement of several FERC dockets. Under FERC Order No. 636, the storage contract was unbundled into a storage and a transportation contract. These contracts expire in the year 2000. Two other transportation contracts with Tennessee provide 516,000 Mcf of firm transportation annually and expire in the year 2000 as well.

      Southern has elected not to renew its firm storage contract for 150,000 Mcf of winter season supply with Penn-York and the contract will expire on March 31, 1996. Southern will switch storage service from Penn-York to Tennessee, better utilizing the Tennessee storage acquired through the restructuring process and the additional storage acquired from the settlement described above. The firm transportation for delivery of Tennessee storage will continue until the year 2000.

      On June 1, 1993, Texas Eastern's former sales service was converted to a firm transportation service. This service provides for 5,972,000 Mcf of pipeline capacity on an annual basis. Additionally, Texas Eastern provides 1,383,000 Mcf of storage service and 12,108,000 Mcf of transportation service on
an annual basis.   These contracts expire in the year 2012.

      Southern has a storage service contract with CNG Transmission under which Southern has 100 days of storage service available and 648,000 Mcf annually. The storage gas is transported by Texas Eastern and Algonquin under firm transportation contracts. The remaining term of the contract is 17 years. Under other contracts, CNG Transmission provides 773,000 Mcf of annual firm storage service and 1,028,000 Mcf of annual transportation service. This gas is stored by CNG Transmission and delivered to Southern under transportation contracts with Texas Eastern and Algonquin.

      Algonquin furnishes only transportation services to Southern. The deliveries which Algonquin makes to Southern are gas supplies transported by other pipelines interconnected to Algonquin. Much of the transportation and storage service through Texas Eastern and Algonquin is of the "no notice" type, which allows Southern to make nominations for deliveries of gas on less than 24-hour notice and obtain daily contractual entitlements without incurring penalties. These services allow Southern to meet sudden and dramatic shifts in demand and assure reliability to meet customer requirements.

      Southern also has multiple purchase agreements with producers and marketers for firm supply behind its storage and transportation agreements. These agreements range from 365-day availability of supply to 90-day peaking supply, with contract terms ranging from 90 days to six years. Southern pays a monthly reservation charge but has no monthly purchase obligation under these agreements. Commodity prices are based on price indexes by supply area.

Canadian Supply

      In January 1992, Southern began receiving Canadian supply under its long-term contracts with Alberta Northeast with firm transportation provided by Iroquois which became an open access transporter consistent with FERC regulations effective September 1, 1993. These supply contracts with Alberta Northeast provide Southern with 12,775,000 Mcf of firm Canadian supply annually. Supply agreements with Alberta Northeast have remaining terms of 8 to 12 years, and the transportation agreement with Iroquois has a remaining term of 16 years.

Supplemental Supply

      Southern has an agreement with Distrigas to purchase 328,000 Mcf annually on a firm basis. This contract continues for seven years and includes provisions for either vapor or liquid delivery, with an option to increase maximum daily delivery over the term of the contract. Additionally, Southern has interruptible purchase contracts with Distrigas.

      Supplemental gas supplies from on-site liquified natural gas ("LNG") and liquified propane air storage facilities are available to meet peak and winter demand requirements.

FERC Order No. 636

      Effective November 1, 1993, the FERC in Order No. 636 mandated the unbundling of pipeline services, thereby fostering a competitive natural gas market through equal and open access to pipeline transportation capacity by all suppliers and users. Through the issuance of Order No. 636, the FERC removed the pipelines' competitive advantage of bundling gas supplies and all related transportation and storage services as a package and required pipelines to sell transportation and storage services separately. Now customers of pipelines and local gas distribution companies can choose among alternative sellers of natural gas and pipeline services.

      To complement Order No. 636, the FERC adopted Order No. 547 wherein the FERC issued blanket marketing certificates to all parties who are not interstate pipelines. These certificates allow entities such as Southern to make sales for resale in interstate commerce at negotiated rates, with pre-granted abandonment. Transactions under these certificates do not subject the holders to any other regulations under the Natural Gas Policy Act of 1978.

FERC Order No. 636 Transition Costs

      As a result of FERC Order No. 636, costs are being incurred by Southern's interstate pipeline suppliers to convert existing bundled sales services to unbundled transportation and storage services. These transition costs include unrecovered gas costs, gas supply realignment costs, stranded investment costs and new facilities costs.

      On July 8, 1994, the DPUC issued a Decision in Docket No. 94-01-12, DPUC Generic Review of Connecticut Gas Local Distribution Companies: Implementation of the FERC Order No. 636 ("Docket No. 94-01-12"). The DPUC addressed, among other things, the mechanisms for recovery of transition costs. Southern has paid approximately $16,345,000 in transition costs as of September 30, 1995. Southern has substantially recovered this amount through the various recovery mechanisms authorized by the DPUC in Docket No. 94-01-12. Of this total, $4,461,000 represents unrecovered gas costs and $11,884,000 represents gas supply realignment costs and stranded investment costs. Tennessee transition costs included in this amount are still being litigated, subject to refund of any overbilling at the time of a FERC decision or a settlement.

      Straight-fixed-variable ("SFV") rates are now in effect on the pipelines serving Southern having replaced modified-fixed-variable rates. Pipeline demand charges have increased under SFV rate design while pipeline usage charges have decreased. The change in gas cost due to SFV rates, specifically, the adjustment between pipeline demand and usage charges, has been incorporated in Southern's new base cost of gas approved by the DPUC.

      Although the implementation of Order No. 636 initially increased gas costs, the resulting market competition, increased throughput and recovery of transition costs have decreased average gas costs during the past year.

Post-FERC Order No. 636 Opportunities

      Southern initiated an off-system sales program which maximizes the use of its gas supply contracts, improves the usage of Southern's capacity on pipeline systems and lowers gas costs to firm customers through established margin sharing mechanisms. Pursuant to the DPUC Decision regarding FERC Order No. 636, Southern is allowed to enter into off-system sales for periods of less than one year without the prior approval of the DPUC.

      Capacity release programs are available on all interstate pipelines serving Southern, and Southern has actively participated in these programs. Capacity releases result in direct reductions to Southern's cost since pipeline demand charges recovered from a replacement shipper flow back as a reduction on the pipeline's monthly invoice.

      CEDC has joined with seven other eastern United States natural gas distribution companies or their affiliates to form the East Coast Natural Gas Cooperative, L.L.C to access competitively priced gas supplies. Southern has experienced reduced gas costs as a result of this cooperative.

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

      On December 1, 1993, the DPUC issued a final Decision on Southern's latest rate request. The Decision incorporated the Partial Settlement of Certain Issues ("Partial Settlement") which was previously approved by the DPUC in September 1993 and resolved most of the significant financial aspects of Southern's original rate request, including an increase in base rates of $13,400,000 based upon Southern's sales forecast as originally filed, an allowed return on equity of 11.45% and the implementation of a Weather Normalization Adjustment. In addition, Southern was permitted to recover previously deferred costs over amortization periods from three to five years associated with shortfalls in energy assistance, the certified hardship arrearage forgiveness program, environmental remediation expenditures, economic development programs and undepreciated gas holder costs.

      The Partial Settlement also provided for current recovery of post-retirement health care expenses accrued under Statement of Financial Accounting Standards No. 106 and the establishment of a target margin, net of gross earnings tax, of $4,000,000 for on-system sales and transportation to Southern's interruptible customers with excess margins shared between firm customers and shareholders on an 80%/20% split.

      As part of the Partial Settlement, Southern agreed that, except for certain adverse events, it would not file a general application to increase rates which would become effective on or before November 30, 1995.

      On November 18, 1994, the DPUC initiated Docket No. 94-11-12, DPUC Review of Connecticut Local Distribution Companies' Cost of Service Study Methodologies ("Docket No. 94-11-12"). This proceeding was an outgrowth of the DPUC's Decision in Docket No. 94-01-12 wherein the DPUC stated that it was its intent to have unbundled services, including a cost based firm transportation rate, available to all commercial and industrial customers no later than April 1, 1996.

      On August 2, 1995, the DPUC issued a final Decision in Docket No. 94-11-12 after reviewing the Cost of Service proposals and ancillary criteria put forward by all Connecticut gas distributors for unbundled service options for customers. The DPUC stated that firm transportation should be available to all commercial and industrial gas customers in conformance with the framework and guidelines established in this proceeding.

Federal Regulation.    Southern is affected by various federal regulations,
including regulations which (1) provide for emergency authority and curtailment allocations under the Natural Gas Policy Act of 1978 when pipeline supplies are limited and (2) establish certain retail policies for natural gas utilities under the Public Utility Regulatory Policies Act of 1978. Southern is also subject to the Natural Gas Pipeline Safety Act of 1968 with respect to the construction, operation and maintenance of its mains, services and LNG facilities as well as other federal regulations pertaining to safety standards concerning such facilities. Currently, these federal regulations have a minimal impact on Southern's day-to-day operations. Southern must comply with various federal, state and local regulation with respect to environmental matters (including hazardous waste regulation) and local zoning and other regulations. To date, such regulations have not materially impacted Southern's capital expenditures, earnings or operations.

      Regulations promulgated under the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992, which require reduced pollution levels and certain energy efficiency standards, have begun to affect Southern. Among other things, the Clean Air Act Amendments (1) impose stringent vehicle emissions standards beginning in 1994; (2) mandate the gradual phase-in of alternative fuel vehicles for fleets of more than 10 vehicles beginning in 1998 and (3) require power plants to phase in significant emission reductions of sulfur dioxide and nitrogen oxide by the year 2000. Similarly, the Energy Policy Act of 1992 (1) requires that federal agencies begin phasing-in the use of alternative fuels in vehicles in 1993; (2) offers tax incentives to private parties who use or facilitate the use of alternative fuel vehicles and
(3) requires a lessening reliance on foreign fuels. Over time, these regulations will likely lead to an increasing demand for natural gas.
Southern already has begun to participate in the expanded markets for natural gas emerging due to these regulatory mandates.

      Since 1986, FERC has effected major changes in the regulations governing the natural gas industry, especially FERC Order No. 636. Although the Company is not subject to FERC jurisdiction, FERC's actions increase competition in the natural gas industry by requiring interstate pipeline companies to provide gas transportation to others on a non-discriminatory basis. This increased competition may assist Southern, at least in the short-term, by replacing some higher cost gas supplies with less costly supplies. For additional discussion on the impact of FERC Order No. 636, see the section entitled "FERC Order No. 636."

Environmental Matters.    Southern has identified coal tar residue at three
sites in Connecticut resulting from coal gasification operations conducted at those sites by Southern's predecessors from the late 1800s through the first part of this century. Many gas distribution companies throughout the country carried on such gas manufacturing operations during the same period. The coal tar residue is not designated a hazardous material by any federal or Connecticut agency, but some of its constituents are classified as hazardous.

      On April 27, 1992, Southern notified the Connecticut Department of Environmental Protection ("DEP") and the United States Environmental Protection Agency of the presence of coal tar residue at the sites. On November 9, 1994, the DEP informed Southern that it had performed a preliminary review of the information provided to it by Southern and had determined that, based on current priorities and limited staff resources, a comprehensive review of site conditions and subsequent participation by the DEP "are not possible at this time." Until the DEP conducts a comprehensive review, no discussions with it addressing the extent, timing and type of remedial action, if any, can occur.

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

Item 2.  Properties
-------------------

      The Company's physical plant and properties consist primarily of Southern's gas distribution facilities. Southern had 2,082 miles of main and 120,581 service units as of September 30, 1995. It leases office space in Bridgeport, New Haven, Orange and Madison, owns properties in Bridgeport and New Haven that were formerly manufacturing sites and owns propane air facilities in New Haven and Trumbull.

      In 1992, Southern entered into an operating lease which consolidated administrative functions at one location in Bridgeport, Connecticut. The lease is for a period of 20 years.

      In 1993, Southern entered into an operating lease for the purpose of consolidating its operating centers at one location in Orange, Connecticut. The lease is for a period of 20 years.

      In 1995, the LNG plant lease agreement was renewed for two consecutive terms of 12 years. The lease contains an option to purchase the plant for a purchase price based on the then fair market sales value of the unit as defined therein.

      Substantially all of Southern's utility properties and plant are subject to the lien of the indenture and supplemental indentures securing its first mortgage bonds. It is management's opinion that the physical plant and properties as described herein is suitable and adequate for the purpose of delivering gas for customer use.

Item 3.  Legal Proceedings
--------------------------

      No material legal proceedings, other than ordinary litigation incidental to the business, are pending.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      None.


                                   PART II
                                   -------

Item 5.  Market for Common Stock and Related Stockholder Matters
----------------------------------------------------------------

Common Stock Data
-----------------

      The Company's common stock is listed for trading on the New York Stock Exchange. The Company's common stock symbol is CNE.

      The following table shows the high and low price range of the Company's common stock and quarterly dividends paid.

Market Price and Dividend Data
------------------------------

1995 Quarter ended            High        Low         Dividend
------------------            ----        ---         --------
December 31, 1994             $22         $18 5/8     $0.325
March 31, 1995                 20 1/4      18 1/2      0.325
June 30, 1995                  20 5/8      18 5/8      0.325
September 30, 1995             20 1/2      18 7/8      0.325

1994 Quarter ended            High        Low         Dividend
------------------            ----        ---         --------
December 31, 1993             $26         $23         $0.32
March 31, 1994                 25          20          0.32
June 30, 1994                  22 1/2      20 1/4      0.325
September 30, 1994             22 1/4      20 1/4      0.325

      As of September 1995, the Company and its predecessors have paid 343 consecutive quarterly cash dividends. Cash dividends have been paid since 1850, and the Company currently expects that dividends will continue to be paid in the future.

      The major source of funds for payment of the Company's dividends is the dividends received on the shares of Southern's common stock owned by the Company. Southern's indenture relating to long-term debt and its Amended and Restated Certificate of Incorporation contain restrictions as to the declaration or payment of cash dividends on, or the reacquisition of, capital stock. Under the most restrictive of such provisions, $21,886,000 of retained earnings at September 30, 1995 were available for such purposes.

      The approximate number of shareholders of record of the Company's common stock as of November 24, 1995 was 11,618.

Item 6.  Selected Financial Data
--------------------------------

      The presentation under the "Eleven Year Financial Summary" for the five years in the period ended September 30, 1995 on pages 36 and 37 of Connecticut Energy Corporation's 1995 Annual Report to Shareholders is incorporated by reference herein.

Item 7.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
and Results of Operations
-------------------------

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 to 19 of Connecticut Energy Corporation's 1995 Annual Report to Shareholders is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

      The Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Common Shareholders' Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements on pages 20 to 34 and the Report of Independent Accountants on page 35 of Connecticut Energy Corporation's 1995 Annual Report to Shareholders are incorporated by reference herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

      None.


                            PART III
                            --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

      Information required in this item regarding directors is contained in the Company's definitive Proxy Statement at pages 2 to 4 which will be mailed to shareholders on or about December 13, 1995, and is incorporated by reference herein. A list of executive officers of the registrant and Southern follows:

             Executive Officers of Connecticut Energy Corporation
             ----------------------------------------------------
                                      and
                                      ---
                     The Southern Connecticut Gas Company
                     ------------------------------------

                                               Position and
                                        Business Experience for the
Name and Age                                   Past 5 Years
--------------------------    -------------------------------------------------
J. R. Crespo, 53              Chairman, President and Chief Executive Officer
                              of the Company and Southern (1990), President and Chief Executive Officer of the Company and
                              Southern (1989).

Thomas A. Trotta, 58          Executive Vice President and Chief Operating
                              Officer of Southern (1995), Senior Vice President and Chief Operating Officer of Southern (1992),
                              Senior Vice President, Operations of Southern
                              (1991), Vice President, Sales and Customer
                              Services of Southern (1989).

Vincent L. Ammann, Jr., 36    Vice President and Chief Accounting Officer of
                              the Company and Group Vice President of Southern
                              (1994), Vice President and Chief Accounting
                              Officer of the Company and Southern (1991),
                              Controller of Southern (1990).

Carol A. Forest, 47           Vice President, Finance, Chief Financial Officer
                              and Treasurer of the Company and Southern (1991), Vice President, Finance and Chief Financial
                              Officer of the Company (1985) and Southern
                              (1984).

Michael H. Pinto, 68          Vice President, Government Affairs of the Company
                              (1991), Director, Governmental Relations of
                              Southern (1990).

J. Richard Tiano, 51          Vice President, General Counsel and Secretary of
                              the Company and Southern (1988).

Salvatore A. Ardigliano, 46   Vice President, Marketing and Gas Supply Services
                              of Southern (1995), Vice President, Gas Supply
                              Services of Southern (1995), Group Director, Gas
                              Supply Services of Southern (1993), Director, Gas
                              Control of Southern (1992), Director, Marketing and Energy Services of Southern (1991), Director,
                              Energy Services of Southern (1990).

Frank L. Esposito, 63         Vice President, Human Resources of Southern
                              (1995), Vice President, Human Resources and
                              Corporate Services of Southern (1992), Vice
                              President, Human Resources of Southern (1991),
                              Director, Human Resources of Southern (1982).

James P. Healy, 53            Vice President, Energy Services Planning of
                              Southern (1995), Vice President, Information
                              Technology of Southern (1992), Senior Vice
                              President, Corporate Development of Southern
                              (1986).

Ernest W. Karkut, 53          Vice President, Purchasing and Plant Services of
                              Southern (1994), Vice President, Customer Support
                              Services of Southern (1992), Assistant Vice
                              President, Customer Support Services of Southern
                              (1991), Assistant Vice President, Financial
                              Planning and Treasurer of Southern (1991),
                              Assistant Vice President, Financial Planning of
                              Southern (1989).

Peter D. Loomis, 47           Group Vice President, Customer and Operating
                              Services of Southern (1995), Vice President,
                              Distribution and Customer Service of Southern
                              (1992), Group Director, Customer Services (1991),
                              Director, Consumer Service (1989).

Larry S. McGaughy, 48         Vice President, Corporate Engineering and Special
                              Projects of Southern (1995), Vice President,
                              Marketing and Corporate Engineering of Southern
                              (1994), Vice President, Marketing and Gas Control of Southern (1991), Vice President, Corporate
                              Planning and Marketing of Southern (1990).  Group
                              Director, Sales and Marketing of Southern (1990).

Phyllis A. O'Brien, 50        Vice President, Accounting and Regulatory
                              Services of Southern (1994), Vice President,
                              Corporate and Regulatory Planning of Southern
                              (1993), Group Director, Corporate Regulatory and
                              Supply Planning of Southern (1991), Group
                              Director, Planning, Rates and Regulatory Affairs of Southern (1991), Director, Planning, Rates and
                              Regulatory Affairs of Southern (1990).

Patricia A. Younger, 53       Vice President, Customer Relations of Southern
                              (1995), Group Director, Customer Relations of
                              Southern (1994), Director, Customer Information and Collections of Southern (1994), Director,
                              Credit and Collections of Southern (1993),
                              Manager, Credit and Collections of Southern
                              (1986).

Item 11.  Executive Compensation
--------------------------------

      Information required in this Item is contained in the Company's definitive Proxy Statement on pages 8 to 10 which will be mailed to shareholders on or about December 13, 1995, and is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      Information required in this Item is contained in the Company's definitive Proxy Statement on page 4 which will be mailed to shareholders on or about December 13, 1995, and is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      Information required in this Item is contained in the Company's definitive Proxy Statement on pages 5 and 10 which will be mailed to shareholders on or about December 13, 1995, and is incorporated by reference herein.

                         PART IV
                         -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)   List of documents filed as part of this Report:

1.    Financial Statements
      --------------------

      Among the responses to this Item 14 (a) are the following financial statements which are incorporated by reference herein in Item 8 above:

      (i) Consolidated Balance Sheets for the years ended September 30, 1995 and 1994.

      (ii) Consolidated Statements of Income for the years ended September 30, 1995, 1994 and 1993.

      (iii) Consolidated Statements of Changes in Common Shareholders' Equity for the years ended September 30, 1995, 1994 and 1993.

      (iv) Consolidated Statements of Cash Flows for the years ended September 30, 1995, 1994 and 1993.

      (v)    Notes to Consolidated Financial Statements.

      (vi)   Report of Independent Accountants.

2.    Financial Statements and Supplementary Data required by Item 8
      --------------------------------------------------------------

      (A)    Schedule      Description                                Page
             --------      -----------                                ----

                           Report of Independent Accountants on
                           Financial Statement Schedules               21

               II          Valuation and Qualifying Accounts           22

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

      Exhibits
      --------

      (3)  Certificate of Incorporation and By-Laws
           ----------------------------------------

      The Amended and Restated Certificate of Incorporation of Connecticut Energy Corporation is incorporated herein by reference to Item 6 of the Company's Form 10-Q filed for the quarter ended March 31, 1991 at pages 14 through 22. The Amended and Restated By-Laws of Connecticut Energy Corporation are incorporated herein by reference to Item 6 of the Company's Form 10-Q filed for the quarter ended March 31, 1995 at pages 20 through 31.

      The Amended and Restated Certificate of Incorporation of The Southern Connecticut Gas Company is incorporated herein by reference to Item 6 of Form 10-Q filed for the quarter ended June 30, 1990 at pages 40 through 51. The Amended and Restated By-Laws of The Southern Connecticut Gas Company are incorporated herein by reference to Item 6 of the Company's Form 10-Q filed for the quarter ended March 31, 1995 at pages 32 through 41.

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

      (10)  Material Contracts
            ------------------

      (i) Gas Purchase and Sales Agreement between The Southern Connecticut Gas Company and Tenngasco Corporation, Tenngasco Exchange Corporation, Tenngasco Marketing Corporation, Tenneco Oil Company, Houston Oil and Minerals Corporation, Tinco, Ltd., Tenneco Exploration, Ltd. and Tenneco Exploration II, Ltd., dated April 11, 1985, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1986 at pages 42 to 72.

      (ii) Storage Service Agreement between Penn-York Energy Corporation and The Southern Connecticut Gas Company, dated January 1, 1988, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1987 at pages 166 to 171.

      (iii)        Interruptible Gas Transportation Contract and Amendment No.
1, thereto, among Tenngasco Corporation, The Southern Connecticut Gas Company and The United Illuminating Co., dated May 14, 1987 and August 1, 1989, respectively, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1989 at pages 238 to 258.

      (iv) Amendment No. 2 to Interruptible Gas Transportation Contract among Tenngasco Corporation, The Southern Connecticut Gas Company and The United Illuminating Company, dated November 1, 1990, incorporated by reference to Form 10-K for the transition period from January 1, 1990 to September 30, 1990 at pages 90 to 91.

      (v) Gas Transportation Contract between Iroquois Gas Transmission System, L.P. and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.32 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

      (vi) Gas Sales Agreement No. 1 by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.33 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

      (vii) Gas Sales Agreement No. 2 by and between Alberta Northeast Gas Unlimited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.34 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

      (viii) Gas Sales Agreement by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.35 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

      (ix) Gas Sales Agreement by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.36 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

      (x) Gas Sales Agreement by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.37 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

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

     Executive Compensation Plans and Arrangements
     ---------------------------------------------

      (xxvii)      Employment Agreement between The Southern Connecticut Gas
Company and J. R. Crespo, dated March 24, 1992, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992 at pages 213 to 229.

      (xxviii)     Amended and Restated Deferred Compensation Agreement between
The Southern Connecticut Gas Company and J. R. Crespo, dated October 21, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 278 to 288.

      (xxix) The Southern Connecticut Gas Company Board of Directors Retirement Plan, dated October 1, 1992, is incorporated by reference to Form 10-K for the fiscal year ended September 30, 1994 at pages 27 to 30.

      (xxx) The Southern Connecticut Gas Company, Management Compensation Plan, dated October 1, 1992, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992 at pages 251 to 253.

      (xxxi) Agreements between The Southern Connecticut Gas Company and Philip R. Marsilius and Henry Chauncey, Jr. related to deferred compensation as directors, dated December 27, 1988 and December 31, 1988, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1988 at pages 58 to 62 and pages 63 to 67.

      (xxxii)      Supplemental Retirement Benefits Plan dated October 1, 1993, incorporated by reference to Form 10-Q for the quarter ended December 31, 1993 at pages 25 to 28.

      (xxxiii)     Agreement between The Southern Connecticut Gas Company and
Helen B. Wasserman related to deferred compensation as a director, dated December 31, 1994, is filed herewith at pages 25 to 29.

      (13)   Annual Report to Security Holders
             ---------------------------------

      Connecticut Energy Corporation's 1995 Annual Report to Shareholders is filed herewith at pages 30 to 77.

      (21)  Subsidiaries of the Registrant
            ------------------------------

      A list of Connecticut Energy Corporation's subsidiaries is filed herewith at page 78.

      (27)  Financial Data Schedule
            -----------------------

      Financial Data Schedule UT is submitted only in electronic format to the Securities and Exchange Commission.

(b)  No reports on Form 8-K were filed during the last quarter of 1995.


REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
-----------------------------------------------------------------

To the Board of Directors and Shareholders of Connecticut Energy Corporation:

Our report on the consolidated financial statements of Connecticut Energy Corporation has been incorporated by reference in this Form 10-K from page 35 of the 1995 Annual Report to Shareholders of Connecticut Energy Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

New York, New York
November 1, 1995


                      CONSENT OF INDEPENDENT ACCOUNTANTS
                      ----------------------------------

We consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 33-47684-3) and Form S-8 (No. 33-39245 and 33-51763) of Connecticut Energy Corporation of our report dated November 1, 1995, on our audits of the consolidated financial statements and financial statement schedule of Connecticut Energy Corporation as of September 30, 1995 and 1994, and for the years ended September 30, 1995, 1994 and 1993, appearing on page 35 of the 1995 Annual Report to Shareholders of Connecticut Energy Corporation which is incorporated by reference in this Annual Report on Form 10-K.

/s/ Coopers & Lybrand L.L.P.

New York, New York
December 6, 1995


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        CONNECTICUT ENERGY CORPORATION


                 Years Ended September 30, 1995, 1994 and 1993
                                (in thousands)

Col. A               Col. B              Col. C            Col. D     Col. E
------               ------              ------            ------     ------

                                       Additions
                                       ---------
                     Balance at  Charged to Charged to                Balance
                     Beginning   Costs and  Other                     at End of
Description          of Period   Expenses   Accounts     Deductions   Period
-----------          ---------   --------   --------     ----------   ------

Allowance for
Doubtful Accounts
1995 (1)             $ 3,747     $ 6,548    $ 2,235 (2)  $ 8,977 (3)  $ 3,553
1994 (1)             $ 4,251     $ 6,962    $ 1,482 (2)  $ 8,948 (3)  $ 3,747
1993 (1)             $ 4,074     $ 4,324    $ 4,627 (4)  $ 8,774 (3)  $ 4,251



Notes:
------

(1)   Reserve deducted in the Balance Sheet from the asset to which it applies
(2)   Recoveries on accounts previously charged off
(3)   Accounts charged off as uncollectible
(4) Recoveries on accounts previously charged off and deferral of energy assistance shortfalls


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  CONNECTICUT ENERGY CORPORATION
              ------------------------------


/s/ J. R. Crespo
-----------------------------------------
by: J. R. Crespo, Chairman,
    President and Chief Executive Officer



Dated:  November 28, 1995
-------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Henry Chauncey, Jr.                   /s/ Samuel M. Sugden
--------------------------------------    --------------------------------------
by:  Henry Chauncey, Jr., Director        by:  Samuel M. Sugden, Director
Dated:  November 27, 1995                 Dated:  November 28, 1995


/s/ James P. Comer                        /s/ Christopher D. Turner
--------------------------------------    --------------------------------------
by:  James P. Comer, M.D., Director       by:  Christopher D. Turner, Director
Dated:  November 28, 1995                 Dated:  November 21, 1995


/s/ J. R. Crespo                          /s/ Helen B. Wasserman
--------------------------------------    --------------------------------------
by:  J. R. Crespo, Chairman,              by:  Helen B. Wasserman, Director
President and Chief Executive Officer     Dated:  November 28, 1995
Dated:  November 28, 1995


/s/ Richard F. Freeman                    /s/ Vincent L. Ammann, Jr.
--------------------------------------    --------------------------------------
by:  Richard F. Freeman, Director         by:  Vincent L. Ammann, Jr.
Dated:  November 28, 1995                 Vice President and
                                          Chief Accounting Officer,
                                          (Principal Accounting Officer)
                                          Dated:  November 28, 1995


/s/ Richard M. Hoyt                       /s/ Carol A. Forest
--------------------------------------    --------------------------------------
by:  Richard M. Hoyt, Director            by:  Carol A. Forest, Vice President,
Dated:  November 28, 1995                 Finance, Chief Financial Officer and
                                          Treasurer, (Principal Financial
                                          Officer)
                                          Dated:  November 28, 1995


/s/ Paul H. Johnson                       /s/ J. Richard Tiano
--------------------------------------    --------------------------------------
by:  Paul H. Johnson, Director            by:  J. Richard Tiano, Vice President,
Dated:  November 28, 1995                 General Counsel and Secretary
                                          Dated:  November 28, 1995


/s/ Newman M. Marsilius, III
---------------------------------------
by:  Newman M. Marsilius, III, Director
Dated:  November 28, 1995