Form 10-Q
period 1995-12-31
CONNECTICUT ENERGY CORP
filed 1996-02-13
CIK 310103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1995

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

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                            Outstanding at February 5, 1996
        -----                            -------------------------------
Common Stock, $1 par value                           8,902,378

                                                         PART I.  FINANCIAL INFORMATION
                                                         CONNECTICUT ENERGY CORPORATION

                                                          ITEM 1.  FINANCIAL STATEMENTS
                                                        CONSOLIDATED STATEMENTS OF INCOME
                                                    (Dollars in thousands, except per share)
                                                                   (Unaudited)

			                                        Three Months Ended	        Twelve Months Ended
			                                           December 31,    	           December 31,
                                        ----------------------      ----------------------
		                                         1995         1994           1995         1994
                                           ----         ----           ----         ----
Operating Revenues.....................	$  69,775	   $  65,523      $ 236,345	   $ 239,682
Purchased gas..........................	   37,493	      33,277	       119,799	     123,540
                                        ---------    ---------      ---------    ---------
Gross margin...........................	   32,282	      32,246	       116,546      116,142

Operating Expenses:
  Operations...........................	   12,299	     13,137          48,275       51,986
  Maintenance..........................	    1,048	        976	          3,815	       4,148
  Depreciation and depletion...........	    3,737	      3,476	         14,311	      13,299
  Federal and state income taxes.......	    3,171	      2,930	          7,677	       5,651
  Municipal, gross earnings and
    other taxes........................	    3,779	      3,655	         15,406	      16,046
                                        ---------   ---------       ---------    ---------
Total operating expenses...............	   24,034  	   24,174	         89,484	      91,130
                                        ---------   ---------       ---------    ---------
Operating income.......................	    8,248	      8,072	         27,062	      25,012

Other deductions, net..................	      130	        155	            494	         509

Interest Expense:
	Interest on long-term debt and
	  amortization of debt issue costs...	     2,702	      2,716	         10,845	      10,905
	Other interest, net..................	       387	        260	          1,575	         812
                                        ---------   ---------       ---------    ---------
Total interest expense.................	    3,089	      2,976	         12,420   	   11,717
                                        ---------   ---------       ---------    ---------
Net Income.............................	$   5,029	  $   4,941	      $  14,148	   $  12,786
                                        =========   =========       =========    =========
Net income per share...................	$    0.57	  $    0.57	      $    1.61	   $    1.52
                                        =========   =========       =========    =========
Dividends paid per share...............	$   0.325	  $   0.325	      $    1.30	   $   1.295
                                        ---------   ---------       ---------    ---------
Weighted average number of common
  shares outstanding during period.....	8,871,106	  8,709,092	      8,814,715	   8,439,233
                                        ---------   ---------       ---------    ---------


                                                 See Notes to Consolidated Financial Statements.

                                                         CONNECTICUT ENERGY CORPORATION

                                                           CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in thousands, except per share)

                                                                                         Dec. 31,	      Sept. 30,        Dec. 31,
Assets                                                                                     1995   	        1995            1994
------                                                                                  ----------      ----------      ----------
                                                                                        (Unaudited)                     (Unaudited)
Utility Plant:
	 Gross utility plant.............................................................		    $358,727	       $354,847        $338,636
	 Less--accumulated depreciation..................................................		     110,710 	       107,244		       100,440
                                                                                        --------        --------        --------
		Net utility plant...............................................................		     248,017	        247,603		       238,196
Nonutility property, net..........................................................         2,731           2,541 		        2,492
                                                                                        --------        --------        --------
Net utility plant and other property..............................................      	250,748         250,144		       240,688
                                                                                        --------        --------        --------
Current Assets:
 	Cash and cash equivalents.......................................................		       3,248           4,635 		        3,216
                                                                                        --------        --------        --------

 	Accounts receivable.............................................................		      43,246          27,009          39,337
 	Less--allowance for doubtful accounts...........................................		       3,538	          3,553		         2,486
                                                                                        --------        --------        --------
    Net accounts receivable.......................................................		      39,708          23,456		        36,851
                                                                                        --------        --------        --------

 	Accrued utility revenues, net...................................................		       7,842	          2,675		         7,777
	 Unrecovered purchased gas costs.................................................		       6,660           2,972           6,142
	 Inventories.....................................................................        10,552          13,115          13,101
	 Prepaid expenses................................................................		       1,991	          2,247  		       1,872
                                                                                        --------        --------        --------
Total current assets..............................................................        70,001          49,100          68,959
                                                                                        --------        --------        --------

Deferred Charges and other assets:
 	Unamortized debt expenses.......................................................		       6,043	          6,090		         6,259
  Unrecovered deferred taxes......................................................		      38,841          37,717		        36,515
	 Recoverable transition costs....................................................		         ---	            ---		         2,664
  Other...........................................................................		      30,677          27,037		        25,206
                                                                                        --------        --------        --------
Total deferred charges and other assets...........................................		      75,561          70,844		        70,644
                                                                                        --------        --------        --------
Total assets......................................................................		    $396,310        $370,088        $380,291
                                                                                        ========        ========        ========


                                                 See Notes to Consolidated Financial Statements.

                                                              CONNECTICUT ENERGY CORPORATION

                                                                CONSOLIDATED BALANCE SHEETS
                                                         (Dollars in thousands, except per share)

                                                                                   			   Dec. 31,        Sept. 30,        Dec. 31,
Capitalization and Liabilities                                                             1995             1995            1994
------------------------------                                                          ----------       ---------       ----------
                                                                                        (Unaudited)                      (Unaudited)
Common Shareholders' Equity:
  Common Stock:  authorized--20,000,000 shares, par value $1 per share, issued and
	   outstanding--8,898,663 shares; 8,865,210 shares; 8,748,504 shares.............	     $  8,899	        $  8,865	       $  8,749
	 Capital in excess of par value..................................................	       88,982           88,295	         86,160
 	Retained earnings...............................................................	       36,545	          34,401	         33,862
                                                                                        --------         --------        --------
Total common shareholders' equity.................................................	      134,426          131,561         128,771
                                                                                        --------         --------        --------
Preferred Stock:
 	The Southern Connecticut Gas Company Redeemable Preferred Stock:  authorized--
	   200,000 shares, par value $100 per share 4.75% cumulative series, none issued;
    authorized--600,000 shares, par value $1 per share, none issued...............	          ---	             ---	            ---
Preference Stock:
	 The Southern Connecticut Gas Company:  authorized--1,000,000 shares, par value
	   $1 per share, none issued
	 Connecticut Energy Corporation:  authorized--1,000,000 shares, par value $1 per
		  share, none issued
Preferred stock expense...........................................................	          --- 	            ---	            ---
                                                                                        --------         --------        --------
Total preferred stock.............................................................	          ---              ---             ---
                                                                                        --------         --------        --------
Long-term debt....................................................................	      119,322          119,322         119,917
                                                                                        --------         --------        --------
Total capitalization.............................................................. 	     253,748	         250,883	        248,688
                                                                                        --------         --------        --------
Current Liabilities:
  Short-term borrowings...........................................................	       34,900	          24,200          29,000
  Current maturities of long-term debt............................................		         594		            594		           594
  Accounts payable................................................................		      16,206            9,586		        13,514
  Refunds due customers...........................................................		         633		            862		           ---
  Federal, state and deferred income taxes........................................		       5,279		          2,525	          5,188
  Property and other accrued taxes................................................		       7,322	           4,877		         7,500
  Interest payable................................................................		       2,252	           3,311           2,274
  Customers' deposits.............................................................		       2,055	           1,843		         2,129
  Other accrued liabilities.......................................................	        3,007	           3,419           5,697
                                                                                        --------         --------        --------
Total current liabilities.........................................................	       72,248	          51,217          65,896
                                                                                        --------         --------        --------
Deferred Credits:
  Deferred income taxes and investment tax credits................................		      61,459           59,920	         56,728
  Accrued transition costs........................................................		         ---	             ---		         4,506
  Other...........................................................................	        8,855	           8,068	          4,473
                                                                                        --------         --------        --------
Total capitalization and liabilities..............................................	     $396,310	        $370,088	       $380,291
                                                                                        ========         ========        ========


                                                      See Notes to Consolidated Financial Statements.

                                                         CONNECTICUT ENERGY CORPORATION

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Dollars in thousands)
                                                                   (Unaudited)

                                                         Three Months Ended      Twelve Months Ended
    	                                                          Dec. 31,     	          Dec. 31,
                                                         ------------------      -------------------
                                                    	    1995          1994       1995          1994
                                                         ----          ----       ----          ----

Net cash (used by) provided by operating activities...	$(3,417)	     $   658   	 $30,294	      $27,997
                                                       -------       -------     -------       -------

Cash Flows from Investing Activities:
 	Capital expenditures................................	 (4,484)	      (7,261) 	  (24,814)	     (29,076)
	 Proceeds from sale of subsidiaries..................	      2	            6	         36	           21
	 Contributions in aid of construction................	     13	           14 	        31            41
	 Payments for retirement of utility plant............	      3	          (99)	      (288)	        (793)
  Investments in energy ventures......................	 (2,040)	         (50)	    (2,040)          (50)
                                                       -------       -------     -------       -------
Net cash used by investing activities.................	 (6,506)	      (7,390)	   (27,075)      (29,857)
                                                       -------       -------     -------       -------

Cash Flows from Financing Activities:
 	Dividends paid on common stock......................	 (2,884)	      (2,833)	   (11,464)      (11,185)
	 Issuance of common stock............................	    720	          944	      2,971        23,607
	 Repayments of long-term debt........................	    ---	          --- 	      (594)	        (594)
 	Increase (decrease) in short-term borrowings........	 10,700	       10,200	      5,900 	      (9,900)
                                                       -------       -------     -------       -------
Net cash provided by (used by) financing activities...	  8,536	        8,311	     (3,187)        1,928
                                                       -------       -------     -------       -------

Net (decrease) increase in cash and cash equivalents..	 (1,387)	       1,579	         32	           68
Cash and cash equivalents at beginning of period......	  4,635	        1,637	      3,216         3,148
                                                       -------       -------     -------       -------
Cash and cash equivalents at end of period............	$ 3,248	      $ 3,216	    $ 3,248	      $ 3,216
                                                       =======       =======     =======       =======

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
 	Interest............................................	$ 4,236	      $ 3,992	     $11,945 	     $11,654
	 Income taxes........................................	    ---	      $ 1,456	     $ 5,180	      $ 5,707



                                                 See Notes to Consolidated Financial Statements.

                 CONNECTICUT ENERGY CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements of Connecticut Energy Corporation ("Connecticut Energy" or "the Company") for the fiscal year ended September 30, 1995 as presented in the Annual Report on Form 10-K. In the opinion of management, the accompanying financial information reflects all adjustments which are necessary to provide a fair presentation of the interim periods shown. All such adjustments are of a normal recurring nature.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     2. The Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"), which requires a cost-based, rate-regulated enterprise such as Southern to reflect the impact of regulatory decisions in its financial statements. The Connecticut Department of Public Utility Control's ("DPUC") actions through the ratemaking process can create regulatory assets in which costs are allowed for ratemaking purposes in a period other than the period in which the costs would be charged to expense if the reporting entity was unregulated.

          In the application of SFAS 71, Southern follows accounting policies that reflect the impact of the rate treatment of certain events or transactions that are permitted to differ from generally accepted accounting principles. The most significant of these policies include the recording of deferred gas costs, pipeline transition costs, environmental evaluation costs, hardship heating customer accounts receivables, and an unfunded deferred income tax liability, with a corresponding unrecovered asset, for temporary differences previously flowed through to ratepayers.

          Based on current regulation and recent DPUC decisions, the Company believes that its use of regulatory accounting for Southern is appropriate and in accordance with the provisions of SFAS 71.

     3. Due to the seasonal nature of gas sales for space heating purposes by Southern, the results of operations for the three months ended December 31, 1995 are not indicative of the results to be expected for the fiscal year ending September 30, 1996.

     4. Included in other deferred charges are amounts related to the deferral of certain hardship heating customer accounts receivable arrearages totalling $9,981,000, $10,223,000 and $9,505,000 at December 31, 1995, September 30, 1995 and December 31, 1994, respectively; the deferral of certain shortfalls in energy assistance funding related to the 1991/92 and 1992/93 heating seasons amounting to $1,978,000, $2,122,000 and $2,601,000 at December 31, 1995, September 30, 1995 and December 31, 1994, respectively; prepaid pension and postretirement medical contributions of $9,398,000, $7,969,000 and $7,153,000 at December
31, 1995, September 30, 1995 and December 31, 1994, respectively; and an intangible pension asset of $23,000, $23,000 and $101,000 at December 31, 1995, September 30, 1995 and December 31, 1994, respectively. These deferred charges are among other miscellaneous deferred charges which Southern has been allowed to recover in rates over periods ranging from three to five years in accordance with the DPUC's Decision in Southern's last rate case.

     5. Included in other deferred credits are amounts related to a minimum pension liability totalling $23,000, $23,000 and $101,000 at December 31, 1995, September 30, 1995 and December 31, 1994, respectively. Also included are amounts related to Southern's interruptible margin sharing mechanisms totalling $5,167,000, $4,851,000 and $1,277,000 at December 31, 1995, September 30, 1995
and December 31, 1994, respectively.

     6. Southern has identified coal tar residue at three sites in Connecticut resulting from coal gasification operations conducted at those sites by Southern's predecessors from the late 1800s through the first part of this century. Many gas distribution companies throughout the country carried on such gas manufacturing operations during the same period. See MD&A section entitled "Environmental Matters" for further detail.

        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS

Net Income
----------

     Connecticut Energy Corporation's ("Connecticut Energy" or
"the Company") consolidated net income for the three and twelve months ended December 31, 1995 and 1994 is detailed below:

                           Three Months Ended  Twelve Months Ended
                               December 31,       December 31,
                           ------------------  -------------------
(in thousands, except       1995       1994       1995      1994
 per share)                 ----       ----       ----      ----

Net Income                 $5,029     $4,941    $14,148    $12,786
                           ======     ======    =======    =======
Net Income Per Share       $ 0.57     $ 0.57    $  1.61    $  1.52
                           ======     ======    =======    =======
Weighted Average
  Shares Outstanding        8,871      8,709      8,815      8,439
                           ------     ------    -------    -------

     Slightly higher margins retained by the Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), from interruptible sales and services for the three months ended December 31, 1995 were offset by lower firm margins primarily due to customers switching from firm to interruptible rate classes and slightly lower usage per customer. Contributing to the slight increase in net income for the 1995 quarter was a lower operations expense related to decreased costs for labor, pensions, postretirement health care and employee health insurance. Factors partially offsetting the decrease in operations expense were higher expenses for maintenance and depreciation, higher short-term debt interest related to higher average borrowings and a higher effective tax rate.

     For the twelve months ended December 31, 1995, net income increased approximately 11% compared to the twelve months ended December 31, 1994. This increase was principally due to higher interruptible and off-system margins earned and retained by Southern; lower operations expense related to decreased costs for labor, pensions, postretirement health care, employee health insurance and uncollectibles; lower maintenance expense; lower gross earnings taxes; and the addition of residential and commercial heating customers. Offsetting factors were lower firm margins due to the reasons previously mentioned, higher depreciation expense, higher short-term debt interest related to higher average borrowings and a higher average interest rate and a higher income tax provision primarily related to a higher effective tax rate.

Total Sales and Transportation Volumes
--------------------------------------

     Southern's total volumes of gas sold and transported for the three months ended December 31, 1995 were 10,920 MMcf, which represented approximately a 14% decrease compared to the corresponding 1994 period. This decrease was primarily attributable to decreases in off-system transportation and off-system sales volumes due to the competitive price of oil during the 1995 quarter. Partially offsetting the decreases in off-system volumes was an increase in firm sales volumes principally due to colder weather.

     For the twelve months ended December 31, 1995, Southern's total volumes of gas sold and transported of 47,956 MMcf were approximately 28% higher than the comparable 1994 period principally due to increases in on-system interruptible and off-system transportation and sales volumes. A decrease in firm sales volumes partially offset these increases.

Firm Sales Volumes
------------------

     Firm sales volumes for the three months ended December 31, 1995 increased approximately 17% compared to the corresponding 1994 period principally due to weather which was approximately 25% colder than the 1994 quarter and the addition of residential and commercial heating customers. Partially offsetting these increases were slightly lower usage per customer and customer switching from firm to interruptible rate classes, which resulted in lowering firm margins.

     Firm sales volumes for the twelve months ended December 31, 1995 decreased approximately 3% compared to the twelve months ended December 31, 1994. This decrease was principally due to weather which was approximately 2% warmer than the 1994 period, slightly lower usage per customer and customer switching from firm to interruptible rate classes.

Interruptible Sales and Transportation Volumes
----------------------------------------------

     The chart below depicts volumes of gas both sold to and transported for interruptible customers, off-system sales volumes and transportation volumes under a special contract with The
Connecticut Light and Power Company for its Devon generating station as well as gross margins earned and retained due to the margin sharing mechanism on these services:

                           Three Months Ended  Twelve Months Ended
                              December 31,        December 31,
                           ------------------  -------------------
(in thousands)              1995       1994     1995        1994
                            ----       ----     ----        ----

Gross margin earned        $2,838    $2,951    $13,589     $8,911
                           ======    ======    =======     ======
Gross margin retained      $  981    $  716    $ 7,656     $5,642
                           ======    ======    =======     ======
Volumes sold and
  transported (MMcf)        4,306     6,993     26,994     15,809
                           ------    ------    -------     ------

     Margins earned on volumes delivered to interruptible customers vary depending upon the relationship of the market price for alternate fuels to the price of natural gas and related transportation. Additionally, margins earned, net of gross earnings tax, from on-system interruptible service in excess of an annual target are allocated through a margin sharing mechanism between firm customers and Southern.

     Margins retained by Southern were higher for the three months ended December 31, 1995 compared to the corresponding 1994 period principally due to the elimination of assigning margins earned to recover previously deferred transition costs. These transition costs resulted from the implementation of the Federal Energy Regulatory Commission's Order No. 636 ("Order No. 636") by interstate pipelines. This increase was partially offset by higher amounts of margin sharing with firm customers for the three months ended December 31, 1995 due to the higher level of margins earned over the preceding twelve month period.

     The increase in margins earned and retained for the twelve months ended December 31, 1995 compared to the corresponding 1994 period was principally attributable to higher levels of interruptible services both on- and off-system during the 1995 period.

Gross Margin
------------

     The Company's gross margin remained relatively unchanged for the three months and twelve months ended December 31, 1995 compared to the corresponding 1994 periods.

     Gross margin for the twelve months ended December 31, 1995 was positively affected by the collection of approximately $3,830,000 from firm customers through the operation of the Weather Normalization Adjustment clause ("WNA") implemented in December of 1993. The WNA collections helped offset the effects of lower firm sales volumes primarily resulting from weather that was approximately 3% warmer than normal for the twelve months ended December 31, 1995.

     Southern's firm rates include a Purchased Gas Adjustment clause ("PGA") which allows Southern to pass through to its customers, through periodic adjustments to amounts billed, increased or decreased costs incurred for purchased gas as compared to gas costs embedded in base rate levels without affecting gross margin. For the three months ended December 31, 1995, adjustments related to Southern's PGA increased revenues and gas costs by approximately $289,000 compared to PGA adjustments for the corresponding 1994 period which decreased revenues and gas costs by approximately $249,000. For the twelve months ended December 31, 1995, PGA adjustments decreased revenues and gas costs by approximately $3,218,000 compared to PGA adjustments for the corresponding 1994 period which increased revenues and gas costs by $2,617,000.

Operations Expense
------------------

     Operations expense for the three and twelve months ended
December 31, 1995 decreased approximately 6% and 7%, respectively, compared to the corresponding 1994 periods.

     Operations expenses for the three and twelve months ended December 31, 1995 were positively affected by decreased labor costs due to a reduction in overtime payments and workforce, decreased pension expenses, decreased postretirement health care costs and decreased employee health care costs. Partially offsetting these decreases were increases related to regulatory commission expenses.

Maintenance Expense
-------------------

     Maintenance expense for the three months ended December 31, 1995 increased approximately 7% compared to the corresponding 1994 period. This increase was primarily attributable to an increase in labor and material costs related to maintenance activities associated with Southern's mains and other maintenance activity related to the colder weather in the 1995 period.

     Maintenance expense for the twelve months ended December 31, 1995 decreased approximately 8% compared to the corresponding 1994 period. This decrease was primarily attributable to a decrease in labor costs and, to a lesser extent, decreased material costs associated with Southern's mains due to weather that was warmer than the 1994 period.

Depreciation and Depletion
--------------------------

     Depreciation expense for the three and twelve months ended
December 31, 1995 increased approximately 8%, respectively, compared to the corresponding 1994 periods primarily due to additions to plant in service by Southern.

Federal and State Income Taxes
------------------------------

     The total provision for federal and state income taxes for the three and twelve months ended December 31, 1995 increased approximately 8% and 36%, respectively, compared to the corresponding 1994 periods primarily due to a higher effective tax rate and higher pre-tax income for both of the 1995 periods.
Factors resulting in the higher effective tax rate for the quarter and twelve months ended December 31, 1995 were lower projected amounts of forgiveness to be granted to Southern's hardship customers under a DPUC approved 3-Way-Payment Plan and the flow-through tax effect of the amortization of previously deferred costs.

Interest Expense
----------------

     Total interest expense increased approximately 4% for the three months ended December 31, 1995 compared to the corresponding 1994 period primarily because of higher average short-term borrowings and a higher average short-term interest rate during the 1995 period.

     Total interest expense increased 6% for the twelve months ended December 31, 1995 compared to the corresponding 1994 period primarily due to higher average short-term borrowings and a higher average short-term interest rate during the 1995 period. Additionally, total interest expense for the twelve months ended December 31, 1995 was impacted by an increase in interest expense on deferred gas costs and amounts associated with the margin sharing mechanism.

                 LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
--------------------

     The seasonal nature of Southern's business creates large short-term cash demands primarily to finance gas purchases, customer accounts receivable and certain tax payments. To provide these funds, as well as funds for its capital expenditure program and other corporate purposes, Connecticut Energy has committed lines of credit with a number of banks totalling $37,000,000. Of this total, Southern has committed lines of credit of $32,000,000 in addition to uncommitted lines of credit with two of its banks totalling $14,000,000 and a revolving credit line agreement for up to $20,000,000 with one of its banks. This latter agreement has a revolving credit feature through December 21, 1996, followed by a term loan period through December 21, 2000. At December 31, 1995, the Company had unused lines of credit of $36,100,000. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

     Operating cash flows for the three months ended December 31, 1995 were negatively impacted by higher accounts receivable and unrecovered purchased gas cost balances. Partially offsetting these items were lower gas inventories, higher accounts payable and higher deferred tax balances.

     Operating cash flows for the twelve months ended December 31, 1995 were negatively impacted by higher accounts receivable and deferred transition costs balances. Partially offsetting these items were higher net income and a higher accounts payable balance. Operating cash flows for the twelve months ended December 31, 1995 compared to the twelve months ended December 31, 1994 were positively affected by higher net income, a lower accounts receivable balance and a higher accounts payable balance. Also contributing to higher operating cash flows for the 1995 period was the timing of the recognition and recovery of transition costs resulting from implementation of Order No. 636. A higher unrecovered purchased gas costs balance for the 1995 period partially offset these items.

Investing Activities
--------------------

     Capital expenditures approximated $4,471,000 and $7,247,000 for the three months ended December 31, 1995 and 1994, respectively, and $24,783,000 and $29,035,000 for the twelve months ended December 31, 1995 and 1994, respectively. On an annual basis, Southern relies upon cash flows from operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.

In December 1995, the Company, through a nonutility subsidiary, funded a joint venture with Louis Dreyfus Energy Corp. The new venture will provide, among other things, natural gas, fuel oil and other energy products to customers located in New England and will provide a full range of energy-related financial, operational and maintenance services to commercial, industrial and municipal customers located in the region.

Financing Activities
--------------------

     Financing plans for 1996 include the potential establishment by Southern of a Medium Term Note ("MTN") program, subject to the approval of the DPUC. This program would permit the issuance from time to time of up to $75,000,000 of secured MTNs over a four-year period in varying amounts and with varying terms. The current timetable would allow for the commencement of this program sometime in the spring of 1996. The method, timing and amounts of any future financings by the Company or Southern will depend on a variety of factors, including capitalization ratios, coverage ratios, interest costs, the state of the capital markets and general economic conditions.

FERC Order No. 636 Transition Costs
-----------------------------------

     As a result of Order No. 636, costs are being incurred by Southern's interstate pipeline suppliers to convert existing
"bundled" sales services to "unbundled" transportation and storage services. These transition costs include unrecovered gas costs, gas supply realignment costs, stranded investment costs and new facilities costs.

     Southern has paid approximately $16,345,000 in transition costs as of December 31, 1995. On July 8, 1994, the DPUC issued a Decision regarding implementation of Order No. 636 by the Connecticut local gas distribution companies ("LDC"). The DPUC prescribed, among other things, the various mechanisms for the recovery of deferred transition costs. As of December 31, 1995, Southern has recovered substantially all of its deferred transition costs through the use of the recovery mechanisms allowed by the DPUC.

Rate Matters
------------

     On August 2, 1995, the DPUC issued a final Decision in Docket No. 94-11-12, DPUC Review of Connecticut Local Distribution Companies' Cost of Service Study Methodologies. In this docket, the DPUC investigated the issues surrounding the development of firm transportation rates at the state level in response to Order No. 636 and provided guidelines for the development of firm transportation rates to be offered by Connecticut's three LDCs. Thereafter, the LDCs filed specific firm transportation rate proposals in separate company rate dockets.

     The DPUC has recently announced that effective April 1, 1996, commercial and industrial gas customers in Connecticut will be able to contract for their gas supplies from sources other than the LDCs. The DPUC also approved, for each of Connecticut's LDCs, firm transportation rates for these customers. Customers will now have the option of purchasing gas from independent brokers and marketers and paying the LDC only for the transportation of that gas through its distribution system.

     The new firm transportation rates will be margin neutral to Southern because margins provided by the unbundled service will be the same as margins provided by the bundled service. Unbundling also allows Southern to offer a broader array of service options to its customers.

Environmental Matters
---------------------

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

Item 1.  Legal Proceedings
         -----------------

         In Connecticut Heating & Cooling Contractors Association, Inc. v.
            -----------------------------------------------------------
     Connecticut Natural Gas Corp., Connecticut Superior Court - Middlesex,
     ---------------------------------------------------------------------
     a class action filed in November 1995, two trade associations and two plumbing and heating contractors are suing Southern and the other Connecticut LDCs for violations of the Connecticut Unfair Trade Practices Act and tortious interference with business relations in connection with providing service and maintenance to heating, cooling and ventilating systems. The plaintiffs seek declaratory and injunctive relief as well as treble damages in excess of $15,000, punitive damages and attorneys' fees. Southern intends to defend itself vigorously in this suit which management believes is without merit. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse impact on the Company's financial condition or results of operations.

Items 2, 3, 4 and 5 are inapplicable.

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

               CONNECTICUT ENERGY CORPORATION
                       (Registrant)



DATE: February 9, 1996             /s/  Vincent L. Ammann, Jr.
                                   ---------------------------
                                        Vincent L. Ammann, Jr.
                                          Vice President and
                                       Chief Accounting Officer