Form 10-Q
period 1996-03-31
CONNECTICUT ENERGY CORP
filed 1996-05-10
CIK 310103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

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

                                 Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at May 3, 1996
             -----                                 --------------------------
Common Stock, $1 par value                                  8,940,126






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
                                                                   (Unaudited)



                                                                Three Months Ended                    Six Months Ended
                                                                     March 31,                            March 31,
                                                             -------------------------            -------------------------
                                                                1996           1995                  1996           1995
                                                                ----           ----                  ----           ----

Operating Revenues.....................                      $ 120,189      $ 103,284             $ 189,964      $ 168,807
Purchased gas..........................                         66,766         49,998               104,259         83,275
                                                             ---------      ---------             ---------      ---------
Gross margin...........................                         53,423         53,286                85,705         85,532

Operating Expenses:
  Operations...........................                         14,294         14,777                26,593         27,914
  Maintenance..........................                          1,063          1,020                 2,111          1,996
  Depreciation ........................                          3,737          3,473                 7,474          6,949
  Federal and state income taxes.......                          9,449          8,981                12,620         11,911
  Municipal, gross earnings and
    other taxes........................                          6,773          6,047                10,552          9,702
                                                             ---------      ---------             ---------      ---------
Total operating expenses...............                         35,316         34,298                59,350         58,472
                                                             ---------      ---------             ---------      ---------
Operating income.......................                         18,107         18,988                26,355         27,060

Other deductions, net..................                            122            165                   252            320

Interest Expense:
  Interest on long-term debt and
    amortization of debt issue costs...                          2,701          2,716                 5,403          5,432
  Other interest, net..................                            649            392                 1,036            652
                                                             ---------      ---------             ---------      ---------
Total interest expense.................                          3,350          3,108                 6,439          6,084
                                                             ---------      ---------             ---------      ---------
Net Income.............................                      $  14,635      $  15,715             $  19,664      $  20,656
                                                             =========      =========             =========      =========
Net income per share...................                      $    1.64      $    1.79             $    2.21      $    2.37
                                                             =========      =========             =========      =========
Dividends paid per share...............                      $   0.325      $   0.325             $    0.65      $    0.65
                                                             ---------      ---------             ---------      ---------
Weighted average number of common
  shares outstanding during period.....                      8,903,982      8,755,722             8,887,454      8,732,151
                                                             ---------      ---------             ---------      ---------


                                                 See Notes to Consolidated Financial Statements.

                                                         CONNECTICUT ENERGY CORPORATION

                                                           CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in thousands, except per share)

                                                                   Mar. 31,             Sept. 30,
                                                                     1996                 1995
                                                                  -----------           ---------
Assets                                                            (Unaudited)
- ------

Utility Plant:
  Gross utility plant...............................              $361,178               $354,847
  Less--accumulated depreciation....................               112,961                107,244
                                                                  --------               --------
    Net utility plant...............................               248,217                247,603
Nonutility property, net............................                 2,772                  2,541
                                                                  --------               --------
Net utility plant and other property................               250,989                250,144
                                                                  --------               --------
Current Assets:
  Cash and cash equivalents.........................                 5,674                  4,635
                                                                  --------               --------
  Accounts receivable...............................                68,677                 27,009
  Less--allowance for doubtful accounts.............                 3,125                  3,553
                                                                  --------               --------
    Net accounts receivable.........................                65,552                 23,456
                                                                  --------               --------
  Accrued utility revenues, net.....................                 7,528                  2,675
  Unrecovered purchased gas costs...................                   ---                  2,972
  Inventories.......................................                 6,155                 13,115
  Prepaid expenses..................................                 1,359                  2,247
                                                                  --------               --------
Total current assets................................                86,268                 49,100
                                                                  --------               --------
Deferred Charges and Other Assets:
  Unamortized debt expenses.........................                 6,018                  6,090
  Unrecovered deferred income taxes.................                38,839                 37,717
  Other.............................................                30,711                 27,037
                                                                  --------               --------
Total deferred charges and other assets.............                75,568                 70,844
                                                                  --------               --------
Total assets........................................              $412,825               $370,088
                                                                  ========               ========


                                                 See Notes to Consolidated Financial Statements.

                                                               CONNECTICUT ENERGY CORPORATION

                                                                CONSOLIDATED BALANCE SHEETS
                                                         (Dollars in thousands, except per share)

                                                                                                   Mar. 31,          Sept. 30,
                                                                                                     1996              1995
                                                                                                  -----------        ---------
Capitalization and Liabilities                                                                    (Unaudited)
- ------------------------------

Common Shareholders' Equity:
  Common Stock:  authorized--20,000,000 shares, par value $1 per share, issued and
    outstanding--8,936,493 shares; 8,865,210 shares...............................                 $  8,936          $  8,865
  Capital in excess of par value..................................................                   89,673            88,295
  Retained earnings...............................................................                   48,286            34,401
                                                                                                   --------          --------
Total common shareholders' equity.................................................                  146,895           131,561
                                                                                                   --------          --------
Preferred Stock:
  The Southern Connecticut Gas Company Redeemable Preferred Stock:  authorized--
    200,000 shares, par value $100 per share 4.75% cumulative series, none issued;
    authorized--600,000 shares, par value $1 per share, none issued...............                      ---               ---
Preference Stock:
  The Southern Connecticut Gas Company:  authorized--1,000,000 shares, par value
    $1 per share, none issued
  Connecticut Energy Corporation:  authorized--1,000,000 shares, par value $1 per share, none issued

Total preferred stock.............................................................                      ---               ---
                                                                                                   --------          --------
Long-term debt....................................................................                  119,182           119,322
                                                                                                   --------          --------
Total capitalization..............................................................                  266,077           250,883
                                                                                                   --------          --------
Current Liabilities:
  Short-term borrowings...........................................................                   20,600            24,200
  Current maturities of long-term debt............................................                      594               594
  Accounts payable................................................................                   15,057             9,586
  Refunds due customers...........................................................                      423               862
  Federal, state and deferred income taxes........................................                   14,347             2,525
  Property and other accrued taxes................................................                    9,678             4,877
  Interest payable................................................................                    3,290             3,311
  Customers' deposits.............................................................                    2,101             1,843
  Refundable purchased gas costs..................................................                   10,980               ---
  Other accrued liabilities.......................................................                    3,086             3,419
                                                                                                   --------          --------
Total current liabilities.........................................................                   80,156            51,217
                                                                                                   --------          --------
Deferred Credits:
  Deferred income taxes and investment tax credits................................                   61,827            59,920
  Other...........................................................................                    4,765             8,068
                                                                                                   --------          --------
Total deferred credits............................................................                   66,592            67,988
                                                                                                   --------          --------
Total capitalization and liabilities..............................................                 $412,825          $370,088
                                                                                                   ========          ========


                                                      See Notes to Consolidated Financial Statements.

                                                         CONNECTICUT ENERGY CORPORATION

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Dollars in thousands)
                                                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                         Mar. 31,
                                                                                    ------------------
                                                                                    1996          1995
                                                                                    ----          ----

Net cash provided by operating activities.............                           $19,711       $26,567
                                                                                 -------       -------
Cash Flows from Investing Activities:
  Capital expenditures................................                            (8,503)      (15,111)
  Proceeds from sale of subsidiaries..................                                 3             3
  Contributions in aid of construction................                                31            16
  Payments for retirement of utility plant............                               (33)         (237)
  Investments in energy ventures......................                            (2,100)          (50)
                                                                                 -------       -------
Net cash used by investing activities.................                           (10,602)      (15,379)
                                                                                 -------       -------
Cash Flows from Financing Activities:
  Dividends paid on common stock......................                            (5,779)       (5,680)
  Issuance of common stock............................                             1,449         1,764
  Repayments of long-term debt........................                              (140)         (141)
  Decrease in short-term borrowings...................                            (3,600)       (4,800)
                                                                                 -------       -------
Net cash used by financing activities.................                            (8,070)       (8,857)
                                                                                 -------       -------
Net increase in cash and cash equivalents.............                             1,039         2,331
Cash and cash equivalents at beginning of period......                             4,635         1,637
                                                                                 -------       -------
Cash and cash equivalents at end of period............                           $ 5,674       $ 3,968
                                                                                 =======       =======
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
  Interest............................................                           $ 6,447       $ 6,023
  Income taxes........................................                           $   675       $ 2,176



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

          In preparing the financial statements in conformity with generally accepted accounting principles, management uses estimates. The Company discloses estimates in the financial statements where there is a reasonable possibility for change in the near term. For this purpose, near term is defined as a period of time not to exceed one year from the date of the financial statements.

          The Company's financial statements have been prepared based on management's estimates of the impact of regulations, legislation and judicial developments on the Company or significant groups of customers. The recorded amount of certain accruals, reserves, deferred charges and assets could be materially impacted if circumstances change which affect these estimates.

     2. The Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"), which requires a cost-based, rate-regulated enterprise such as Southern to reflect the impact of regulatory decisions in its financial statements. The Connecticut Department of Public Utility Control's ("DPUC") actions through the ratemaking process can create regulatory assets in which costs are allowed for ratemaking purposes in a period other than the period in which the costs would be charged to expense if the reporting entity were unregulated.

          In the application of SFAS 71, Southern follows accounting policies that reflect the impact of the rate treatment of certain events or transactions that are permitted to differ from generally accepted accounting principles. The most significant of these policies include the recording of deferred gas costs, pipeline transition costs, environmental evaluation costs, hardship heating customer accounts receivable and an unfunded deferred income tax liability, with a corresponding unrecovered asset, for temporary differences previously flowed through to ratepayers.

          Based on current regulations and recent DPUC decisions, the Company believes that its use of regulatory accounting for Southern is appropriate and in accordance with the provisions of SFAS 71.

     3. Due to the seasonal nature of gas sales for space heating purposes by Southern, the results of operations for the six months ended March 31, 1996 are not indicative of the results to be expected for the fiscal year ending September 30, 1996.

     4. Included in other deferred charges are amounts related to the deferral of certain hardship heating customer accounts receivable arrearages totalling $8,927,000 and $10,223,000 at March 31, 1996 and September 30, 1995, respectively; the deferral of certain shortfalls in energy assistance funding related to the 1991/92 and 1992/93 heating seasons amounting to $1,702,000 and $2,122,000 at March 31, 1996 and September 30, 1995, respectively; and prepaid pension and postretirement medical contributions of $10,344,000 and $7,969,000 at March 31, 1996 and September 30,
1995, respectively. These deferred charges are among other miscellaneous deferred charges which Southern has been allowed to recover in rates over periods ranging from three to five years in accordance with the DPUC's Decision in Southern's last rate case.

     5. Included in other deferred credits are amounts related to various nonqualified benefit arrangements totalling $2,393,000 and $2,190,000 at March 31, 1996 and September 30, 1995, respectively. Also included are amounts related to Southern's interruptible margin sharing mechanisms totalling $1,670,000 and $4,851,000 at March 31, 1996 and September 30, 1995, respectively.

     6. Southern has identified coal tar residue at three sites in Connecticut resulting from coal gasification operations conducted at those sites by Southern's predecessors from the late 1800s through the first part of this century. Many gas distribution companies throughout the country carried on such gas manufacturing operations during the same period. See section in Management's Discussion and Analysis entitled "Environmental Matters" for further detail.


        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS

Net Income
- ----------

     Connecticut Energy Corporation's ("Connecticut Energy" or "the Company") consolidated net income for the three and six months ended March 31, 1996 and 1995 is detailed below:

                           Three Months Ended    Six Months Ended
                                March 31,            March 31,
                           ------------------    ----------------
(in thousands, except       1996       1995       1996      1995
 per share)                 ----       ----       ----      ----

Net Income                $14,635    $15,715     $19,664   $20,656
                          =======    =======     =======   =======
Net Income Per Share      $  1.64    $  1.79     $  2.21   $  2.37
                          =======    =======     =======   =======
Weighted Average
  Shares Outstanding        8,904      8,756       8,887     8,732
                          -------    -------     -------   -------

     Lower margins retained by the Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), from interruptible sales and services for the three and six months ended March 31, 1996 were partially offset by higher firm margins. Firm margins were higher primarily due to higher use per customer and the addition of new residential and commercial heating customers. Lower operations expense for the three and six months ended March 31, 1996 was offset by higher costs for maintenance, depreciation, federal and state taxes and short-term interest, resulting in lower net income for the three and six month periods ended March 31, 1996.

Total Sales and Transportation Volumes
- --------------------------------------

     Southern's total volumes of gas sold and transported for the three and six months ended March 31, 1996 were 13,270 and 24,190 MMcf, respectively, representing decreases of approximately 23% and 19% compared to the three and six months ended March 31, 1995, respectively. These decreases were primarily attributable to lower interruptible sales and services volumes due to the colder weather and the competitive price of alternate fuels. Partially offsetting these decreases were increases in firm sales volumes.

Firm Sales Volumes
- ------------------

     Firm sales volumes for the three and six months ended March 31, 1996 increased approximately 16% compared to the corresponding 1995 periods principally due to weather which was approximately 14% and 18% colder, respectively, than the three and six months ended March 31, 1995, higher use per customer and the addition of new residential and commercial heating customers.

Interruptible Sales and Transportation Volumes
- ----------------------------------------------

     The chart below depicts volumes of gas both sold to and transported for interruptible customers, off-system sales volumes and off-system transportation volumes under a special contract with The Connecticut Light and Power Company for its Devon generating station ("Devon Station") as well as gross margins earned and retained due to the margin sharing mechanism on these services:

                           Three Months Ended   Six Months Ended
                                March 31,            March 31,
                           ------------------   ----------------
(in thousands)              1996       1995      1996      1995
                            ----       ----      ----      ----
Gross Margin Earned        $3,058    $4,114     $5,896    $7,066
                           ======    ======     ======    ======
Gross Margin Retained      $2,829    $4,103     $3,811    $4,819
                           ======    ======     ======    ======
Volumes Sold and
  Transported (MMcf)        2,179     7,552      6,485    14,545
                           ------    ------     ------    ------

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

     Margins retained by Southern were lower for the three and six months ended March 31, 1996 compared to the corresponding 1995 periods principally due to lower volumes of on-system interruptible sales resulting from the colder weather in the 1996 periods and the competitive price of alternate fuels. Volumes for the three and six months ended March 31, 1996 were also affected by the absence of off-system transportation deliveries to the Devon Station.

Gross Margin
- ------------

     The Company's gross margin was slightly higher for the three and six months ended March 31, 1996 compared to the corresponding
1995 periods.

     Southern's firm rates include a Purchased Gas Adjustment clause ("PGA") which allows Southern to pass through to its customers, through periodic adjustments to amounts billed, increases or decreases in costs incurred for purchased gas as compared to gas costs embedded in base rate levels without affecting gross margin. For the three months ended March 31, 1996, adjustments related to Southern's PGA increased revenues and gas costs by approximately $5,746,000 compared to PGA adjustments for the corresponding 1995 period which decreased revenues and gas costs by approximately $2,353,000. For the six months ended March 31, 1996, PGA adjustments increased revenues and gas costs by approximately $6,035,000 compared to PGA adjustments for the corresponding 1995 period which decreased revenues and gas costs by approximately $2,602,000.

Operations Expense
- ------------------

     Operations expense for the three and six months ended March 31, 1996 decreased approximately 3% and 5%, respectively, compared to the corresponding 1995 periods.

     Operations expense for the three months ended March 31, 1996 was lower primarily due to decreased pension and postretirement health care costs.

     Operations expense for the six months ended March 31, 1996 was lower due to slightly decreased labor costs, increased rates for service on customers' premises and decreased pension and postretirement health care costs. Partially offseting these positive effects on operations expense was an increase related to regulatory commission expense.

Depreciation
- ------------

     Depreciation expense for the three and six months ended March 31, 1996 increased approximately 8%, compared to the corresponding 1995 periods primarily due to additions to plant in service by Southern.

Federal and State Income Taxes
- ------------------------------

     The total provision for federal and state income taxes for the three and six months ended March 31, 1996 increased approximately 5% and 6%, respectively, compared to the corresponding 1995 periods primarily due to a higher effective tax rate for the 1996 periods. Factors causing the higher effective tax rate were lower projected amounts of forgiveness to be granted to Southern's hardship customers under a Connecticut Department of Public Utility Control ("DPUC") approved 3-Way-Payment Plan and lower projected amounts of tax deductible employee benefit plan contributions.


Interest Expense
- ----------------

     Total interest expense increased approximately 8% and 6% for the three and six months ended March 31, 1996, respectively, compared to the corresponding 1995 periods primarily because of higher average short-term borrowings and higher interest expense on amounts associated with the margin sharing mechanism. Total interest expense for the three months ended March 31, 1996 was additionally impacted by higher interest expense on deferred gas costs.


                 LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
- --------------------

     The seasonal nature of Southern's business creates large short-term cash demands primarily to finance gas purchases, customer accounts receivable and certain tax payments. To provide these funds, as well as funds for its capital expenditure program and other corporate purposes, Connecticut Energy has committed lines of credit with a number of banks totalling $37,000,000. Of this total, Southern has committed lines of credit of $32,000,000 in addition to uncommitted lines of credit with two of its banks totalling $14,000,000 and a revolving credit line agreement for up to $20,000,000 with one of its banks. This latter agreement has a revolving credit feature through December 21, 1996, followed by a term loan period through December 21, 2000. At March 31, 1996, the Company had unused lines of credit of $50,400,000. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

     Operating cash flows for the six months ended March 31, 1996 were negatively impacted by a higher accounts receivable balance due to the colder weather and a higher unrecovered purchased gas cost balance. Partially offsetting these items were lower gas inventories and higher accounts payable, deferred tax and refundable purchased gas cost balances.

     In March 1996, Southern successfully completed contract negotiations with its bargaining unit employees. The new contract will have a five-year term. The expired contract had a three-year term.

Investing Activities
- --------------------

     Capital expenditures approximated $8,472,000 and $15,095,000 for the six months ended March 31, 1996 and 1995, respectively. Capital expenditures for the six months ended March 31, 1996 were approximately 44% lower than the 1995 period due to the impact of more severe winter weather on construction activity. The level of capital expenditures will likely increase as Southern enters into its normal construction season. On an annual basis, Southern relies upon cash flows from operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.

     In February 1996, the Company changed the name of one of its nonutility subsidiaries from Total Energy Services Group, Inc. to
CNE Energy Services Group, Inc.

Financing Activities
- --------------------

     Southern's financing plans for 1996 include a Medium-Term Note ("MTN") program, which has been approved by the DPUC. This program permits the issuance from time to time of up to $75,000,000 of secured MTNs over a four-year period in varying amounts and with varying terms and will likely commence in the summer of 1996.
Proceeds from the sale of the medium-term notes will be used to reduce short-term borrowings incurred primarily in connection with Southern's capital expenditure program and for other general corporate purposes. The method, timing and amounts of any future financings by the Company or Southern will depend on a variety of factors, including capitalization ratios, coverage ratios, interest costs, the state of the capital markets and general economic conditions.

Rate Matters
- ------------

     In a Decision dated August 23, 1995, the DPUC provided the Connecticut local gas distribution companies ("LDC") with guidelines by which conservation related expenditures not included in current rates charged would be evaluated by the DPUC for recovery through a Conservation Adjustment Mechanism ("CAM"). Based upon a DPUC review of Southern's monthly PGA filing in January, Southern was allowed to include as part of its monthly PGA a separate CAM factor to begin recovery of these deferred expenditures.

     Pursuant to Southern's 1993 rate order, which incorporated the provisions of the previously approved Partial Settlement of Certain Issues, a target margin, net of gross earnings tax, of $4,000,000 was established for on-system sales and transportation to Southern's interruptible customers. Margins earned in excess of this target are shared between customers and shareholders on an 80%/20% split. In January 1996, Southern requested a reopening of the 1993 rate proceeding to propose a plan to redirect excess margins to be returned to ratepayers for calendar years 1996, 1997 and 1998 to fund certain economic development initiatives in Bridgeport ("BEDI") and provide grants to reduce Southern's current hardship assistance balances ("HAB"). Southern's proposal estimates that such ratepayer margins to be earned over the proposed three-year period would be approximately $14,000,000, which would be divided equally between BEDI and HAB.

     Southern's proposal relating to the BEDI included job training and services, certain loan subsidies and health promotion outreach services.

     Redirection of ratepayer margins for HAB would benefit
Southern's hardship customers by reducing their accounts receivable arrearages and would also benefit Southern by reducing its provision for uncollectibles for such accounts.

     On April 26, 1996 the DPUC issued a final Decision regarding Southern's proposal. The Decision effectively approved Southern's proposals with certain revisions, including certain modifications in the direction of BEDI funding initiatives, the imposition of a cap of $6,000,000 per year on the program to be split between BEDI and HAB and certain implementation and status reporting requirements.

     On August 2, 1995, the DPUC issued a final Decision in Docket
No. 94-11-12, DPUC Review of Connecticut Local Distribution
Companies' Cost of Service Study Methodologies. In this docket, the DPUC investigated the issues surrounding the development of firm transportation rates at the state level in response to Federal Energy Regulatory Commission Order No. 636 and provided guidelines for the development of firm transportation rates to be offered by Connecticut's three LDCs. Thereafter, the LDCs filed specific firm transportation rate proposals in separate company rate dockets.

     Effective April 1, 1996, commercial and industrial gas customers in Connecticut are able to contract for their gas supplies from sources other than the LDCs. Customers now have the option of purchasing gas from independent brokers and marketers and paying the LDC only for the transportation of that gas through its distribution system at DPUC approved rates. The new firm transportation rates are margin neutral to Southern because margins provided by the unbundled service are the same as margins provided by the bundled service. Unbundling also allows Southern to offer a broader array of service options to its customers.

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


                    PART II- OTHER INFORMATION


Items 1, 2, 3 and 5 are inapplicable.

Item 4.   Submission of Matters to a Vote of Security-Holders
          ---------------------------------------------------

     (a)  The annual meeting of the registrant was held on January
          30, 1996.

     (b)  Election of Directors:

                                                                 Non-
                                       For     Against  Abstain  Vote
                                       ---     -------  -------  ----
          James P. Comer, M.D.      7,183,635  175,460     0      0
          Paul H. Johnson           7,220,625  138,470     0      0
          Samuel M. Sugden          7,167,020  192,075     0      0
          Helen B. Wasserman        7,234,209  124,886     0      0


     (c) Election to employ the firm of Coopers & Lybrand L.L.P. as the independent accountants to audit the books and affairs of the registrant and its subsidiaries for the 1996 fiscal year:
                                                                 Non-
                                       For     Against  Abstain  Vote
                                       ---     -------  -------  ----
          Coopers & Lybrand L.L.P.  7,233,318   46,795   78,982   0

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

               CONNECTICUT ENERGY CORPORATION
                       (Registrant)


DATE: May 9, 1996                   /s/  Vincent L. Ammann, Jr.
      -----------                   ---------------------------
                                         Vincent L. Ammann, Jr.
                                           Vice President and
                                       Chief Accounting Officer