Form 10-Q
period 1996-06-30
CONNECTICUT ENERGY CORP
filed 1996-08-12
CIK 310103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

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

                         Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                        Outstanding at August 5, 1996
      -----                                        -----------------------------
Common Stock, $1 par value                                  8,979,462



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
                                                                     (Unaudited)

                                                         Three Months Ended                   Nine Months Ended
                                                              June 30,                            June 30,
                                                      ------------------------           -------------------------
                                                          1996           1995               1996            1995
                                                          ----           ----               ----            ----
         Operating Revenues.....................      $  43,954      $  39,755           $ 233,918       $ 208,562
         Purchased gas..........................         22,827         20,692             127,086         103,967
                                                      ---------      ---------           ---------       ---------

         Gross margin...........................         21,127         19,063             106,832         104,595

         Operating Expenses:
           Operations...........................         11,130         11,177              37,723          39,091
           Maintenance..........................            848            872               2,959           2,868
           Depreciation.........................          3,639          3,551              11,113          10,500
           Federal and state income taxes.......           (809)        (1,125)             11,811          10,786
           Municipal, gross earnings and
             other taxes........................          3,582          3,385              14,134          13,087
                                                      ---------      ---------           ---------       ---------
         Total operating expenses...............         18,390         17,860              77,740          76,332
                                                      ---------      ---------           ---------       ---------
         Operating income.......................          2,737          1,203              29,092          28,263

         Other deductions, net..................            191             31                 443             351

         Interest Expense:
           Interest on long-term debt and
             amortization of debt issue costs...          2,700          2,713               8,103           8,145
           Other interest, net..................            530            444               1,566           1,096
                                                      ---------      ---------           ---------       ---------
         Total interest expense.................          3,230          3,157               9,669           9,241
                                                      ---------      ---------           ---------       ---------
         Net (Loss) Income......................      $    (684)     $  (1,985)          $  18,980       $  18,671
                                                      =========      =========           =========       =========
         Net (loss) income per share............      $    (.08)     $   (0.23)          $    2.13       $    2.13
                                                      =========      =========           =========       =========
         Dividends paid per share...............      $    0.33      $   0.325           $    0.98       $   0.975
                                                      ---------      ---------           ---------       ---------
         Weighted average number of common
           shares outstanding during period.....      8,942,188      8,796,699           8,905,632       8,753,667
                                                      ---------      ---------           ---------       ---------


                                                   See Notes to Consolidated Financial Statements.






                                                         CONNECTICUT ENERGY CORPORATION

                                                           CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in thousands, except per share)

                                                                        June 30,                Sept. 30,
                                                                          1996                     1995
                                                                       ---------                ---------
                                                                       (Unaudited)
     Assets
     ------
     Utility Plant:
       Gross utility plant.........................................      $367,492                $354,847
       Less: accumulated depreciation ..............................      115,711                 107,244
                                                                         --------                --------
       Net utility plant...........................................       251,781                 247,603
     Nonutility property, net......................................         2,792                   2,541
                                                                         --------                --------
     Net utility plant and other property..........................       254,573                 250,144
                                                                         --------                --------
     Current Assets:
       Cash and cash equivalents...................................         4,440                   4,635
                                                                         --------                --------
       Accounts receivable.........................................        46,687                  27,009
       Less: allowance for doubtful accounts.......................         3,536                   3,553
                                                                         --------                --------
         Net accounts receivable...................................        43,151                  23,456
                                                                         --------                --------
       Accrued utility revenues, net...............................         2,788                   2,675
       Unrecovered purchased gas costs.............................           ---                   2,972
       Inventories.................................................        11,030                  13,115
       Prepaid expenses............................................         2,123                   2,247
                                                                         --------                --------

     Total current assets..........................................        63,532                  49,100
                                                                         --------                --------
     Deferred Charges and Other Assets:
       Unamortized debt expenses...................................         5,997                   6,090
       Unrecovered deferred income taxes...........................        39,353                  37,717
       Other.......................................................        34,727                  27,037
                                                                         --------                --------
     Total deferred charges and other assets.......................        80,077                  70,844
                                                                         --------                --------
     Total assets..................................................      $398,182                $370,088
                                                                         ========                ========


                                                 See Notes to Consolidated Financial Statements.




                                                         CONNECTICUT ENERGY CORPORATION

                                                           CONSOLIDATED BALANCE SHEETS
                                                    (Dollars in thousands, except per share)

                                                                        June 30,                Sept. 30,
                                                                          1996                     1995
                                                                       ---------                ---------
                                                                       (Unaudited)

     Capitalization and Liabilities
     ------------------------------
     Common Shareholders' Equity:
       Common Stock: authorized--20,000,000 shares, par value $1
         per share, issued and outstanding--8,976,008 shares;
         8,865,210 shares.........................................      $  8,976                $  8,865
       Capital in excess of par value.............................        90,392                  88,295
       Retained earnings..........................................        44,649                  34,401
                                                                        --------                --------
     Total common shareholders' equity............................       144,017                 131,561
                                                                        --------                --------
     Long-term debt...............................................       119,182                 119,322
                                                                        --------                 -------
     Total capitalization.........................................       263,199                 250,883
                                                                        --------                --------
     Current Liabilities:
       Short-term borrowings......................................        19,700                  24,200
       Current maturities of long-term debt.......................           594                     594
       Accounts payable...........................................        12,629                   9,586
       Refunds due customers......................................           185                     862
       Federal, state and deferred income taxes...................        10,071                   2,525
       Property and other accrued taxes...........................         6,312                   4,877
       Interest payable...........................................         2,229                   3,311
       Customers' deposits........................................         1,900                   1,843
       Refundable purchased gas costs.............................        11,148                     ---
       Other accrued liabilities..................................         3,427                   3,419
                                                                        --------                --------
     Total current liabilities....................................        68,195                  51,217
                                                                        --------                --------
     Deferred Credits:
       Deferred income taxes and investment tax credits...........        62,711                  59,920
       Other......................................................         4,077                   8,068
                                                                        --------                --------
     Total deferred credits.......................................        66,788                  67,988
                                                                        --------                --------
     Total capitalization and liabilities.........................      $398,182                $370,088
                                                                        ========                ========


                                                 See Notes to Consolidated Financial Statements.






                                                         CONNECTICUT ENERGY CORPORATION

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Dollars in thousands)
                                                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                        June 30,
                                                                                  ----------------------
                                                                                    1996          1995
                                                                                    ----          ----
     Net cash provided by operating activities..............................      $28,847        $37,091
                                                                                  -------        -------
     Cash Flows from Investing Activities:
       Capital expenditures.................................................      (15,931)       (21,234)
       Contributions in aid of construction.................................           45             20
       Payments for retirement of utility plant.............................          (26)          (262)
       Investments in energy ventures.......................................       (1,966)           (50)
                                                                                  -------        -------
     Net cash used by investing activities..................................      (17,878)       (21,526)
                                                                                  -------        -------

     Cash Flows from Financing Activities:
       Dividends paid on common stock.......................................       (8,732)        (8,541)
       Issuance of common stock.............................................        2,208          2,485
       Repayments of long-term debt.........................................         (140)          (141)
       Decrease in short-term borrowings....................................       (4,500)        (7,000)
                                                                                  -------        -------
     Net cash used by financing activities..................................      (11,164)       (13,197)
                                                                                  -------        -------

     Net (decrease) increase in cash and cash equivalents...................         (195)         2,368
     Cash and cash equivalents at beginning of period.......................        4,635          1,637
                                                                                  -------        -------
     Cash and cash equivalents at end of period.............................      $ 4,440        $ 4,005
                                                                                  =======        =======

     Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
       Interest.............................................................      $10,402        $ 9,815
       Income taxes.........................................................      $ 4,325        $ 6,635



                                                 See Notes to Consolidated Financial Statements.





                 CONNECTICUT ENERGY CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements of Connecticut Energy Corporation ("Connecticut Energy" or "Company") for the fiscal year ended September 30, 1995 as presented in the Annual Report on Form 10-K. In the opinion of management, the accompanying financial information reflects all adjustments which are necessary to provide a fair presentation of the interim periods shown. All such adjustments are of a normal recurring nature.

          In preparing the financial statements in conformity with generally accepted accounting principles, management uses estimates. The Company discloses estimates in the financial statements where there is a reasonable possibility for change in the near term. For this purpose, near term is defined as a period of time not to exceed one year from the date of the financial statements.

          The Company's financial statements have been prepared based on management's estimates of the impact of regulatory, legislative and judicial developments on the Company or significant groups of customers. The recorded amounts of certain accruals, reserves, deferred charges and assets could be materially impacted if circumstances change which affect these estimates.

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

          In its application of SFAS 71, Southern's accounting policies reflect the impact of the rate treatment of certain events or transactions which differ from generally accepted accounting principles. The most significant of these policies include the recording of deferred gas costs, pipeline transition costs, environmental evaluation costs, hardship heating customer accounts receivable and an unfunded deferred income tax liability, with a corresponding unrecovered asset, for temporary differences previously flowed through to ratepayers.

          Based on current regulations and recent DPUC decisions, the Company believes that its use of regulatory accounting for Southern is appropriate and in accordance with the provisions of SFAS 71.

     3. Due to the seasonal nature of gas sales for space heating purposes by Southern, the results of operations for the nine months ended June 30, 1996 are not indicative of the results to be expected for the fiscal year ending September 30, 1996.

     4. Included in other deferred charges are amounts related to the deferral of certain hardship heating customer accounts receivable arrearages of $11,733,000 and $10,223,000 at June 30, 1996 and September 30, 1995, respectively; the deferral of certain shortfalls in energy assistance funding related to the 1991/92 and 1992/93 heating seasons totalling $1,575,000 and $2,122,000 at June 30, 1996 and September 30, 1995, respectively; prepaid pension and postretirement medical contributions totalling $11,061,000 and $7,969,000 at June 30, 1996 and September 30, 1995, respectively, and the deferral of certain conservation expenditures of $3,284,000 and $1,840,000 at June 30, 1996 and September 30, 1995,
respectively. These deferred charges are among other miscellaneous deferred charges which Southern has been allowed to recover in rates over periods ranging from three to five years in accordance with the DPUC's Decision in Southern's last rate case.

     5. Included in other deferred credits are amounts related to various nonqualified benefit arrangements totalling $2,356,000 and $2,190,000 at June 30, 1996 and September 30, 1995, respectively. Also included are amounts related to Southern's interruptible margin sharing mechanisms totalling $697,000 and $4,851,000 at June 30, 1996 and September 30, 1995, respectively.

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

       ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS

Net Income
- ----------

     Connecticut Energy Corporation's ("Connecticut Energy" or
"Company") consolidated net income for the three and nine months ended June 30, 1996 and 1995 is detailed below:

                            Three Months Ended    Nine Months Ended
                                 June 30,             June 30,
                            ------------------    -----------------
(in thousands, except         1996       1995      1996       1995
 per share)                   ----       ----      ----       ----

Net (Loss) Income            $ (684)    $(1,985)  $18,980    $18,671
                             ======     =======   =======    =======
Net (Loss) Income Per Share  $(0.08)    $ (0.23)  $  2.13    $  2.13
                             ======     =======   =======    =======
Weighted Average
  Shares Outstanding          8,942       8,797     8,906      8,754
                             ------     -------   -------    -------

     Factors affecting the lower net loss for the three months ended June 30, 1996 were increased interruptible margins retained by the Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), combined with increased firm margins related to higher usage per customer, customer growth and conversions of non-heating customers to heating customers. Increased margins were partially offset by higher costs for depreciation; federal, state and other taxes and short-term interest. Operations and maintenance expenses were slightly lower than the comparative 1995 period.

     Net income for the nine months ended June 30, 1996 was also positively impacted by increased firm margins. Lower operations expense was offset by higher expenses for maintenance; depreciation; federal, state and other taxes and short-term interest.

Total Sales and Transportation Volumes
- --------------------------------------

     Southern's total volumes of gas sold and transported for the three and nine months ended June 30, 1996 were 7,262 and 31,452 MMcf, respectively, representing decreases of approximately 31% and 22% compared to corresponding 1995 periods. These decreases were primarily attributable to lower interruptible sales and transportation volumes due to the colder weather and the competitive price of certain alternate fuels. Partially offsetting these decreases were increases in firm sales volumes.

Firm Sales and Transportation Volumes
- -------------------------------------

     Firm sales volumes for the three and nine months ended June 30, 1996 increased approximately 6% and 14%, respectively, compared to the corresponding 1995 periods due to weather which was approximately 8% and 17% colder, respectively, than the three and nine months ended June 30, 1995; higher usage per customer; growth in Southern's customer base and the conversions of non-heating customers to heating customers. Additionally, service under Southern's firm transportation tariffs commenced during the three months ended June 30, 1996.

Interruptible Sales and Transportation Volumes
- ----------------------------------------------

     Margins earned on volumes delivered to interruptible customers vary depending upon the relationship of the market price for alternate fuels to the price of natural gas and related transportation. Additionally, margins earned, net of gross earnings tax, from on-system interruptible service in excess of an annual target are allocated between firm customers and Southern through a margin sharing mechanism. Beginning June 1, 1996, excess margins earned that would have been returned to firm customers have been redirected, with Connecticut Department of Public Utility Control ("DPUC") approval, to fund certain economic development and hardship assistance programs.

     The chart below depicts on-system interruptible sales and transportation volumes, off-system sales volumes and off-system transportation volumes under a special contract with The Connecticut Light and Power Company for its Devon generating station ("Devon Station") as well as gross margins earned and retained through the operation of the margin sharing mechanism:

                           Three Months Ended  Nine Months Ended
                                June 30,             June 30,
                           ------------------  -----------------
(dollars in thousands)      1996      1995       1996      1995
                            ----      ----       ----      ----
Gross Margin Earned        $3,327    $3,267    $ 9,223   $10,333
                           ======    ======    =======   =======
Gross Margin Retained      $2,702    $1,629    $ 6,513   $ 6,448
                           ======    ======    =======   =======
Volumes Sold and
  Transported (MMcf)        3,866     7,502     10,351    22,048
                           ------    ------    -------   -------

     Margins retained by Southern were higher for the three and nine months ended June 30, 1996 compared to the corresponding 1995 periods principally due to reaching the annual margin target from on-system interruptible service later in fiscal 1996 than in fiscal 1995. In fiscal 1995, due to warmer weather, Southern increased deliveries to interruptible customers, thereby attaining the target margin earlier.

     Volumes for the three and nine months ended June 30, 1996 were lower compared to the corresponding 1995 periods due to colder weather. Volumes for the nine months ended June 30, 1996 were additionally impacted by the absence of off-system transportation deliveries to the Devon Station from January through April.

Gross Margin
- ------------

     The Company's gross margin for the three and nine months ended June 30, 1996 was approximately 11% and 2% higher, respectively, compared to the corresponding 1995 periods.

     Southern's firm rates include a Weather Normalization Adjustment clause ("WNA") which allows Southern to charge or credit the non-gas portion of its firm rates to reflect deviations from normal weather. Because weather during the three and nine months ended June 30, 1996, was colder than normal, the operation of the WNA returned approximately $192,000 and $2,709,000, respectively, to firm customers. This compares to collections from firm customers during the three and nine months ended June 30, 1995 of approximately $319,000 and $6,869,000, respectively.

     Southern's firm rates are also affected by a Purchased Gas Adjustment clause ("PGA") which allows Southern to pass through to its customers, through periodic adjustments to amounts billed, increases or decreases in costs incurred for purchased gas as compared to purchased gas costs embedded in base rates without affecting gross margin. For the three and nine months ended June 30, 1996, the operation of Southern's PGA increased revenues and gas costs by approximately $593,000 and $6,628,000, respectively, compared to the corresponding 1995 periods when revenues and gas costs decreased by approximately $973,000 and $3,576,000, respectively.

Operations Expense
- ------------------

     Operations expense for the nine months ended June 30, 1996 decreased approximately 3% compared to the corresponding 1995 period due to lower labor costs, resulting from reduced overtime payments and a smaller work force; increased rates for service on customers' premises; lower pension and postretirement health care costs and lower group insurance premiums. Partially offsetting these positive effects on operations expense were increases related to regulatory commission expense and group insurance claims.

Depreciation
- ------------

     Depreciation expense for the three and nine months ended June 30, 1996 increased approximately 2% and 6%, respectively, compared to the corresponding 1995 periods primarily due to additions to plant in service by Southern.

Federal and State Income Taxes
- ------------------------------

     The total provision for federal and state income taxes for the three and nine months ended June 30, 1996 increased approximately 28% and 10%, respectively, compared to the corresponding 1995 periods. Factors causing the increase for the three months ended June 30, 1996 were a lower pre-tax loss and lower projected amounts of tax-deductible employee benefit plan contributions. The higher effective tax rate for the nine months ended June 30, 1996 was predominantly due to higher pre-tax income.

Municipal, Gross Earnings and Other Taxes
- -----------------------------------------

     Municipal, gross earnings and other taxes increased approximately 6% for the three months ended June 30, 1996 compared to the corresponding 1995 period primarily due to a higher provision for property taxes.

     Municipal, gross earnings and other taxes increased approximately 8% for the nine months ended June 30, 1996 compared to the corresponding 1995 period primarily due to a higher provision for property taxes, higher gross earnings taxes due to higher revenues and higher sales and use taxes.

Interest Expense
- ----------------

     Total interest expense increased approximately 2% and 5% for the three and nine months ended June 30, 1996, respectively, compared to the corresponding 1995 periods primarily because of higher average short-term borrowings and higher interest expense on deferred gas costs. Total interest expense for the nine months ended June 30, 1996 was additionally impacted by higher interest expense on amounts associated with the margin sharing mechanism.

                  LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
- --------------------

     The seasonal nature of Southern's business creates large short-term cash demands primarily to finance gas purchases, customer accounts receivable and certain tax payments. To provide these funds, as well as funds for its capital expenditure program and other corporate purposes, Connecticut Energy and its affiliates have committed lines of credit with a number of banks totalling $37,000,000. Of this total, Southern has committed lines of credit of $32,000,000. Additionally, uncommitted lines of credit exist with two banks totalling $18,000,000; and Southern has a revolving credit line agreement for up to $20,000,000 with one of its banks, which has a revolving credit feature through December 21, 1996, followed by a term loan period through December 21, 2000. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

     Operating cash flows for the nine months ended June 30, 1996 compared to the corresponding 1995 period were negatively affected by higher accounts receivable, higher balances of certain deferred charges and higher amounts returned to firm customers through Southern's margin sharing mechanism. These negative effects were partially offset by higher accounts payable and refundable purchased gas cost balances and higher accrued taxes.

Investing Activities
- --------------------

     Capital expenditures approximated $15,886,000 and $21,214,000 for the nine months ended June 30, 1996 and 1995, respectively. Capital expenditures for the nine months ended June 30, 1996 were approximately 25% lower than in the 1995 period due to the impact of more severe winter weather. On an annual basis, Southern relies upon cash flows from operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.

Financing Activities
- --------------------

     On May 28, 1996, the Board of Directors of the Company increased the quarterly dividend on the Company's common stock to $0.33 per share, or an indicated annual dividend rate of $1.32 per share.

     Southern's financing plan for fiscal 1996 includes a Medium-Term Notes ("MTN") program, which has been approved by the DPUC. This program permits the issuance from time to time of up to $75,000,000 of secured MTNs over a four-year period in varying amounts and with varying terms. Proceeds from the sale of the MTNs will be used to reduce short-term borrowings incurred primarily in connection with Southern's capital expenditure program and for other general corporate purposes. On August 1, 1996, Southern made its first issuance under the program of $20,000,000 in MTNs at a weighted average rate of 7.84%. The method, timing and amounts of any future financings by the Company or Southern will depend on a variety of factors, including capitalization ratios, coverage ratios, interest costs, the state of the capital markets and general economic conditions.

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

     Given the DEP's response, management cannot at this time predict the costs of any future site analysis and remediation, if any, nor can it estimate when any such costs, if any, would be incurred. While such future analytical and cleanup costs could possibly be significant, management believes, based upon the provisions of the Partial Settlement in Southern's latest rate order, that Southern will be able to recover these costs through its customer rates. Although the method, timing and extent of any recovery remain uncertain, management currently does not expect that the incurrence of such costs will materially adversely impact the Company's financial condition or results of operations.

Other
- -----

     One of the Company's nonutility subsidiaries, CNE Energy Services Group, Inc., through Total/Louis Dreyfus Energy Services, L.L.C., a joint venture with Louis Dreyfus Energy Corp., has formed alliances with Valley Resources, Inc. and ENI Resources, Inc., a subsidiary of EnergyNorth, Inc., to sell natural gas, fuel oil, wholesale propane and other energy services to customers in Rhode Island and Massachusetts and in New Hampshire and Maine, respectively.

                    PART II- OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are inapplicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits:
          Exhibit 27-Financial Data Schedule
          Submitted only in electronic format to the Securities and Exchange Commission.

     (b)  Reports on Form 8-K:
          There were no reports filed on Form 8-K during the quarter.


                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CONNECTICUT ENERGY CORPORATION
                           (Registrant)


DATE: August 8, 1996                  /s/  Vincent L. Ammann, Jr.
      --------------                  ---------------------------
                                         Vincent L. Ammann, Jr.
                                          Vice President and
                                       Chief Accounting Officer