Form 10-Q/A
period 1996-03-31
CONNECTICUT ENERGY CORP
filed 1996-08-16
CIK 310103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q/A
                        Amendment No. 1


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

                         Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                        Outstanding at May 3, 1996
      -----                                        -----------------------------
Common Stock, $1 par value                                  8,940,126



                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CONNECTICUT ENERGY CORPORATION
                           (Registrant)


DATE: August 16, 1996                  /s/  Vincent L. Ammann, Jr.
      ---------------                  ---------------------------
                                         Vincent L. Ammann, Jr.
                                          Vice President and
                                       Chief Accounting Officer