Form 10-K
period 1996-09-30
CONNECTICUT ENERGY CORP
filed 1996-12-06
CIK 310103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended September 30, 1996

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

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as of November 22, 1996:

                               $192,735,190

           Class                               Outstanding at November 22, 1996
------------------------------                 --------------------------------
  Common Stock, $1 par value                               9,016,851

      An index of exhibits to this Annual Report on Form 10-K begins on page 15 hereof.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

1. Portions of Connecticut Energy Corporation's 1996 Annual Report to Shareholders are incorporated into Part II.

2. Portions of Connecticut Energy Corporation's Definitive Proxy Statement dated December 13, 1996 are incorporated into Part III.

                                   PART I
                                   ------

                        CONNECTICUT ENERGY CORPORATION
                        ------------------------------

Item 1.  Business
-----------------

General

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

      Southern serves approximately 156,000 customers in Connecticut, primarily in twenty-two towns along the southern Connecticut coast from Westport to Old Saybrook, which include the urban communities of Bridgeport and New Haven. Southern is also authorized to lay mains and sell gas in an additional ten towns in its service area, but does not currently provide any service to these towns.

      The percentage of Southern's revenues contributed by each class of customers for the last three fiscal years was as follows:

Years ended September 30,                        1996        1995       1994
----------------------------------------------------------------------------

Residential                                      58.0%       58.2%      60.6%
Commercial firm                                  21.4        20.5       21.1
Industrial firm                                   6.5         7.8        8.9
Interruptible and other                          14.1        13.5        9.4
                                                -----       -----      -----
                                                100.0%      100.0%     100.0%

      Southern is the sole distributor of natural gas, other than bottled gas, in its service area. Oil and electricity compete with gas in most industrial and commercial markets and for residential space and water heating. In general, Southern's firm rates are currently lower than electric rates for heating and, on average, are generally competitive with fuel oil. Southern's gas sales are affected by seasonal factors, and it experiences higher revenues during the winter months.

      In fiscal 1995, the Company formed two nonutility subsidiaries, CNE Energy Services Group, Inc. ("CNE Energy") and CNE Development Corporation ("CNE Development"). CNE Energy engages in activities relating to the selling, planning, purchasing and management of various energy services to commercial and industrial end users. CNE Development is an equity holder in an entity formed to purchase and market natural gas and may potentially participate in other nonregulated activities.

      In October 1996, the Company formed a new nonutility subsidiary, CNE Venture-Tech, Inc. ("CNE Venture-Tech"). CNE Venture-Tech is expected to participate or invest in information technology ventures including, but not limited to, providing related services. It is anticipated that CNE Venture-Tech will enter into strategic alliances with other vendors in the information technology business to provide services to utilities and other businesses.

      As of September 30, 1996, the Company, through its subsidiaries, had 509 full-time employees, the majority of whom were employees of Southern.

Customers

General     From 1992 through 1996, the average number of on-system customers served by Southern grew from approximately 152,100 to 156,100. Southern provides three types of gas service to its on-system customers--firm sales, firm transportation and interruptible. Firm service is provided to residential, commercial and industrial customers who require a continuous gas supply throughout the year. Southern serves approximately 175,000 firm residential units. Interruptible service is available to those commercial and industrial customers and multi-family residential dwellings that have dual fuel capabilities which allow them to alternate between natural gas and another fuel source. Firm service for residential use includes service to multi-family units. Firm transportation is available to commercial and industrial customers who have secured their own gas supply and require that Southern transport this supply on its distribution system. Southern also provides transportation service to certain commercial and industrial customers on an interruptible basis, where the gas transported is owned by those customers.

      Additionally, Southern has the approval of the Connecticut Department of Public Utility Control ("DPUC") to participate in the off-system sales market. If gas supplies are available after meeting on-system loads, Southern sells to customers within Connecticut or in out-of-state markets. The customers to whom these sales are made are not permanent customers of Southern.

Firm Sales and Transportation     In 1996, firm services represented
approximately 86% of operating revenues and approximately 55% of total gas throughput. Firm sales to industrial customers are likely to constitute a smaller percentage of Southern's future total sales due to the changing character of the local economy and continuing regulatory developments affecting the natural gas industry. See "Rates and Regulation" for further detail.

      Southern concentrates on customer additions that are the most cost-effective to achieve. During the mid-1980s, when many residential family developments were being constructed, Southern extended mains to those developments, thereby adding groups of customers for heating as well as appliance loads at a relatively low capital cost per customer. Over the past several years, Southern has focused on adding load along its existing mains, which generally requires a lower capital outlay. Approximately 50% of the residences along Southern's mains heat with natural gas. The conversion of these homes from an alternate fuel to natural gas heat has been a major factor in increased load growth.

Interruptible Sales, Transportation and Special Contract Services
Interruptible sales and transportation services are priced flexibly and competitively compared to the price paid for alternate fuels by larger commercial and industrial customers. Southern's interruptible sales fluctuate primarily due to the relative price differentials between alternate fuels and natural gas as well as the availability of gas not needed to serve firm customers.

      In addition to interruptible sales, Southern transports gas, on an interruptible basis, for delivery to certain large commercial and industrial consumers. Because of recent regulatory developments, end users can contract more easily than in the past for transportation service on interstate pipelines to transport natural gas supplies purchased from producers/suppliers, rather than purchase gas solely from the local gas distribution company ("LDC"). In Southern's service area, gas is transported to customers using interstate pipeline transportation and Southern's distribution system.

      Interruptible transportation revenues are considerably less than revenues from gas sales because customers pay only a fee for the transportation service. Gas sales revenues include the cost of gas sold.

      Southern provides service to The Connecticut Light and Power Company's Devon generating station in accordance with rates specified in a Special Contract for the Transportation of Gas ("Special Contract").

      In 1996, interruptible sales, transportation and Special Contract services represented approximately 13% of operating revenues and approximately 42% of total gas throughput.

      Southern's average margins on interruptible transportation service are less than its average margins on firm sales and are usually less than its average margins on interruptible sales. To the extent Southern negotiates its monthly prices for interruptible services below its monthly standard offering price, lower margins may result.

      The Company does not believe that the loss of any single customer or a few customers would have a long-term, material, adverse effect upon Southern's business.

Marketing

General     Southern focuses its marketing efforts on three objectives: (1) to increase the number of households using natural gas for heating and hot water,
(2) to improve system load factor by promoting additional interruptible sales and (3) to add new sales and retain existing sales to commercial and industrial customers through the use of both traditional and interruptible applications for natural gas.

      Marketing programs emphasize growth from within the existing distribution system and the addition of high load factor usage of natural gas such as water heating, air conditioning and electric power generation.

Residential Market     In the residential heating market, 1,866 customers were
added in 1996 compared to 2,366 customers in 1995 and 2,504 in 1994.
Residential conversions accounted for 52% of these additions in 1996 as compared to 68% in 1995 and 61% in 1994. Southern's residential marketing programs include (1) a conversion burner program, (2) a high-efficiency heating program,
(3) a trade ally program and (4) service contracts for natural gas heating equipment. Southern also uses employee incentives to promote heating conversions.

Commercial and Industrial Markets In the commercial and industrial markets, emphasis is on adding new firm and interruptible sales while retaining existing load. Marketing programs for commercial and industrial customers include (1) a program to promote the use of high efficiency equipment, (2) a program offering customers the option of financing new equipment through Southern, (3) a conversion burner leasing program which provides customers with a low cost opportunity to switch to natural gas and (4) a major customer retention program.

      Effective April 1, 1996, firm transportation service became available to commercial and industrial customers. Thus far, some customers have opted for the service, choosing to purchase their natural gas directly from marketers.
In these cases, Southern offers customers the opportunity to purchase additional services such as balancing or stand-by services.

      Sales to cooling and cogeneration markets represent the potential for increasing natural gas usage. Advances in natural gas cooling technology, along with environmental and operational advantages, continue to increase the competitiveness of natural gas cooling in commercial buildings and for industrial process applications. During 1996, Southern added 510 tons of natural gas cooling. This represents almost 8,400 Mcf of new interruptible load. Since 1991, Southern has added 9,912 tons of natural gas cooling.

Natural Gas Vehicles

      Natural gas vehicles ("NGV") represent a significant opportunity to increase the base load usage of natural gas. Southern has been actively developing projects in this market, primarily to serve centrally-fueled fleets with on-site fueling. Thus far, almost one hundred natural gas vehicles are in use by customers in Southern's service area. These customers include the U.S. Postal Service, The Southern New England Telephone Company, R. R. Donnelley and Sons, South Central Regional Water Authority, Bridgeport Hydraulic Company and the town of Westport, Connecticut.

      During fiscal 1996, Southern's NGV marketing emphasis shifted to developing NGV projects that serve multiple customers from a single site. This approach improves the attractiveness of NGV projects for fleet customers and potential station developers. Fleet owners can avoid constructing an on-site NGV fueling station by purchasing fuel at an off-site facility. Station developers can take advantage of economies of scale to improve profitability by pooling volumes to serve multiple customers. Also, these stations can serve customers phasing-in NGVs and small fleets.

      CNE Development is in the preliminary stages of forming a joint venture with Trillium-U.S.A., a unit of Westcoast Energy, to develop NGV service oriented projects within and outside Southern's service area. The venture's first proposed project is to construct an NGV fueling station on a site in Stratford, Connecticut to initially serve Prime Time Shuttle ("Prime Time"), a major airport shuttle service. A Memorandum of Understanding between CNE Development, Trillium-U.S.A. and Prime Time establishes that Prime Time has agreed to have up to 120 Dodge maxi-vans converted to use only compressed natural gas as fuel and to purchase a minimum of 500,000 gasoline gallon equivalents, or almost 61,000 Mcf of natural gas fuel, from the station during its first five years of operation to fuel these vehicles. During years two through five, minimum fuel usage is expected to rise to accomodate additional stations near Danbury, Connecticut, and Bradley Airport as may be required as Prime Time's operations expand. The initial station will also provide natural gas fueling for other Stratford area fleets and for vehicles traveling through the area on I-95.

Gas Supply

General     Southern's long-term supply sources include (1) Canadian supplies purchased from Alberta Northeast Gas Limited ("Alberta Northeast") with transportation on Iroquois Gas Transmission System, L.P. ("Iroquois"), (2) transportation and storage services from Tennessee Gas Pipeline Company ("Tennessee") with direct purchase of supply from producers and marketers, (3) transportation and storage services from Texas Eastern Transmission Corporation ("Texas Eastern") with direct purchase of supply from producers and marketers,
(4) transportation services from Algonquin Gas Transmission Company ("Algonquin"), (5) transportation and storage services from CNG Transmission Corporation ("CNG Transmission"), (6) transportation service from Transcontinental Gas Pipeline Corporation ("Transco"), (7) transportation service from National Fuel Gas Supply Corporation ("National Fuel") and
(8) liquid and vapor supplies from Distrigas of Massachusetts Corporation ("Distrigas"). These arrangements result in gas deliveries into Southern's service territory through interconnections with three interstate pipelines:
Algonquin, Iroquois and Tennessee.

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

Domestic Supply     Southern's domestic supply arrangements consist mainly of
purchasing storage and transportation services from interstate pipelines. Producers and marketers provide the gas supply to support these services.

      Southern has firm transportation and firm storage contracts with Tennessee. Under the transportation contract, Southern has 13,336,000 Mcf of pipeline capacity available on an annual basis. Southern's storage contract with Tennessee provides 1,195,000 Mcf of storage capacity. These contracts expire in the year 2000. Two other transportation contracts with Tennessee provide 516,000 Mcf of firm transportation service annually and expire in the year 2000.

      A transportation contract with Texas Eastern provides 5,972,000 Mcf of capacity on an annual basis. Additional contracts with Texas Eastern provide 1,383,000 Mcf of storage service and 12,108,000 Mcf of transportation service on an annual basis. Contracts with Texas Eastern expire in the year 2012.

      Southern has storage service contracts with CNG Transmission. One contract provides one hundred days of storage service with 648,000 Mcf of annual delivery. The remaining term of this contract is sixteen years. Under other contracts which have remaining terms of seven to eleven years, CNG Transmission provides 773,000 Mcf of annual firm storage service and 1,028,000 Mcf of annual transportation service. The gas is stored by CNG Transmission and delivered to Southern under transportation contracts with Texas Eastern and Algonquin.

      Algonquin furnishes only transportation services to Southern. The deliveries which Algonquin makes to Southern are gas supplies transported by other interstate pipelines interconnected to Algonquin.

      Southern has multiple, diverse purchase agreements with producers and marketers for firm supply behind its storage and transportation agreements. These agreements vary in terms of delivery obligations and the contract terms range from one month to five years. Southern pays a monthly reservation charge, but has no monthly purchase obligation under these agreements. Commodity prices are based on price indexes by supply area or are negotiated.

Canadian Supply     Southern receives Canadian supply under its long-term
contracts with Alberta Northeast with firm transportation provided by Iroquois. These supply contracts with Alberta Northeast provide Southern with 12,775,000 Mcf of firm Canadian supply annually. Supply agreements with Alberta Northeast have remaining terms of six to ten years, and the transportation agreement with Iroquois has a remaining term of fifteen years.

Supplemental Supply     Southern has an agreement with Distrigas to purchase
328,000 Mcf annually on a firm basis. This contract continues for six years and includes a provision for either vapor or liquid delivery, with an option to increase maximum daily delivery over the term of the contract. Additionally, Southern has interruptible purchase contracts with Distrigas.

      Supplemental gas supplies from on-site liquefied natural gas ("LNG") and liquefied propane air storage facilities are available to meet peak and winter demand requirements. Southern is in the process of obtaining necessary approvals to sublease its LNG facility. Under new agreements, Southern would be able to purchase peaking supply without supporting the entire cost of the LNG facility, positioning Southern to lower the cost of peaking supply. See section entitled "Connecticut Regulation" for the Decision in Docket No. 96-04-30.

FERC Order No. 636

      In FERC Order No. 636, the FERC took the latest step in its decade-long restructuring of the natural gas industry, gradually withdrawing from direct regulation of certain industry sectors in favor of a policy of "light-handed regulation" when market forces make that possible.

      Effective November 1, 1993, FERC Order No 636 mandated the unbundling of interstate pipeline services, thereby fostering a competitive natural gas market through equal and open access to pipeline transportation capacity by all suppliers and users. Through the issuance of Order No. 636, FERC removed the pipelines' competitive advantage of bundling sales of gas supplies with all related transportation and storage services and required pipelines to sell transportation and storage services separately.

      FERC Order No. 636 resulted in costs being incurred by Southern's interstate pipeline suppliers as they unbundled their services. FERC has allowed transition costs to be recovered by pipelines from their customers. Southern has recovered transition costs through the various recovery mechanisms authorized by the DPUC in Docket No. 94-01-12. Included in the recovery are Tennessee transition costs, which are still being litigated, subject to refund of any overbilling at the time of a FERC decision or settlement.

      Straight-fixed-variable ("SFV") rates are in effect on the pipelines serving Southern as a result of FERC Order No. 636. Pipeline demand charges increased under SFV rate design, while pipeline usage charges decreased. The change in gas costs due to SFV rates were incorporated in Southern's base cost of gas approved by the DPUC.

      Although the initial implementation of FERC Order No. 636 increased gas costs, the resultant market competition, increased throughput, capacity release and recovery of transition costs have continued to decrease average gas costs.

      On July 16, 1996, the U.S. Court of Appeals for the District of Columbia ("Court"), Circuit in UNITED DISTRIBUTION COMPANIES V. FERC, 88 F.3d 1105 (D.C. Cir. 1996), upheld FERC Order No. 636, "in its broad contours and in most of its specifics." The Court remanded a number of issues to FERC for further explanation. No portion of FERC Order No. 636 was vacated as the Court awaits FERC's response. Until the FERC takes final action on remand, FERC Order No. 636 will be left in place as currently formulated.

Post-FERC Order No. 636 Opportunities

      Southern's off-system sales program maximizes the use of its gas supply contracts, improves the usage of Southern's capacity on pipeline systems and lowers gas costs to firm customers through established margin sharing mechanisms. Pursuant to the DPUC Decision regarding FERC Order No. 636, Southern is allowed to enter into off-system sales for periods of less than one year without prior approval of the DPUC.

      Capacity release programs are available on all interstate pipelines serving Southern, and Southern actively participates in these programs. Demand charges recovered from a replacement shipper flow back as a reduction on the pipeline's monthly invoice. These demand reductions are used to lower gas costs to firm customers through established margin sharing mechanisms approved by the DPUC.

      CNE Development has joined six other eastern U.S. natural gas distribution companies or their affiliates to form the East Coast Natural Gas Cooperative, L.L.C. to access competitively priced gas supplies. Southern has experienced reduced gas costs as a result of the activities of this cooperative.

Rates and Regulation

Connecticut Regulation     Southern is subject to the jurisdiction of the DPUC
as to accounting, rates, charges, operating matters and the issuance of securities, both equity and debt, other than borrowings maturing in twelve months or less. Southern's firm sales rates change monthly pursuant to a DPUC-approved Purchased Gas Adjustment clause ("PGA"), under which purchased gas costs above or below a specified base cost are charged or credited to customers.

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

      On April 23, 1993, Southern filed an application with the DPUC for an increase in rates designed to produce additional revenues of approximately $27,900,000, or 13.67%, over test year revenues. Southern's base rates had not been increased since April 1990.

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

      The Partial Settlement also provided for current recovery of postretirement health care expenses accrued under Statement of Financial Accounting Standards No. 106 and the establishment of a target margin, net of gross earnings tax, for on-system sales and transportation to Southern's interruptible customers with excess margins shared between firm customers and shareholders on an 80%/20% split.

      As part of the Partial Settlement, Southern agreed that, except for certain adverse events, it would not file a general application to increase rates which would become effective on or before November 30, 1995.

      In January 1996, Southern requested a reopening of the 1993 rate proceeding to propose a plan to redirect excess on-system margins to be returned to ratepayers for calendar years 1996, 1997 and 1998 to fund certain economic development initiatives in Bridgeport ("BEDI") and to provide grants to customers to reduce Southern's current hardship assistance balances ("HAB"). Southern estimated that margins to be earned over the proposed three-year period would be approximately $14,000,000, which would be divided equally between BEDI and HAB.

      Southern's proposal related to the BEDI included job training and services, certain loan subsidies and health promotion outreach services. Redirection of ratepayer margins for HAB would benefit Southern's hardship customers by reducing their accounts receivable arrearages and would benefit Southern by reducing its provision for uncollectibles for such accounts.

      On April 26, 1996, the DPUC issued a final Decision regarding Southern's proposal. The DPUC effectively approved Southern's proposal with certain modifications in the direction of BEDI funding initiatives, the imposition of a cap of $6,000,000 per year of ratepayer margins to be split between BEDI and HAB and certain implementation and status reporting requirements.

      On August 2, 1995, the DPUC issued a final Decision in Docket No. 94-11-12, DPUC REVIEW OF CONNECTICUT LOCAL DISTRIBUTION COMPANIES' COST OF SERVICE STUDY METHODOLOGIES. In this docket, the DPUC investigated the issues surrounding the development of firm transportation rates at the state level in response to FERC Order No. 636. Effective April 1, 1996, commercial and industrial gas customers in Connecticut can contract for their gas supplies from sources other than the LDCs and pay the LDCs only for the transportation of that gas through their distribution systems at DPUC approved rates. The new firm transportation rates are designed to provide Southern with the same margins provided by bundled services.

      On August 21, 1996, the DPUC issued a final Decision in Docket No. 96-04-30, APPLICATION OF THE SOUTHERN CONNECTICUT GAS COMPANY TO DISPOSE OF A PORTION OF ITS PLANT AND EQUIPMENT. The DPUC approved certain proposals made by Southern regarding the operation of its LNG tank and related facilities, which include the sublease of the LNG tank and related facilities from Southern to its nonregulated affiliate, CNE Energy, which would, in turn, sublease the LNG facility to Total Peaking Services, L.L.C. ("TPS"). The members of TPS are CNE Energy and PanEnergy Plus Milford Ventures Company, a wholly-owned subsidiary of EnergyPlus Ventures Company which, in turn, is a wholly-owned subsidiary of PanEnergy Corp.

      Under an agreement with TPS, Southern will purchase peaking service at a pre-established price structure for five years. After that, Southern will have the right, but not the obligation, to continue purchasing peaking service from TPS at the then prevailing market prices. This arrangement will give Southern the benefit of available peaking service without the burden of supporting the entire cost of the LNG facilities. TPS will assume responsibility for paying the rent due under the LNG tank lease. Accordingly, Southern will benefit from revenues received from TPS and from reductions to be realized in carrying costs, depreciation expense, operations expense and gross earnings taxes.

      Due to differences between the ratemaking recognition of such savings compared to the additional demand charges from the peaking services agreement, Southern provided a mitigation plan to delay including the demand charges in the PGA mechanism to better match the rate treatment of the costs and benefits of Southern's application.

      While this transaction has been approved by the DPUC, it will also require approval by the FERC. The transaction will not be effective unless all necessary regulatory approvals are received on terms and conditions acceptable to the parties.

Federal Regulation     Southern is affected by various federal regulations,
including regulations which (1) provide for emergency authority and curtailment allocations under the Natural Gas Policy Act of 1978 when pipeline supplies are limited and (2) establish certain retail policies for natural gas utilities under the Public Utility Regulatory Policies Act of 1978. Southern is also subject to the Natural Gas Pipeline Safety Act of 1968 with respect to the construction, operation and maintenance of its mains, services and LNG facilities as well as other federal regulations pertaining to safety standards concerning such facilities. Currently, these federal regulations have a minimal impact on Southern's day-to-day operations. Southern must comply with various federal, state and local regulation with respect to environmental matters (including hazardous waste regulation), local zoning and other regulations. To date, such regulations have not materially impacted Southern's capital expenditures, earnings or operations.

      Regulations promulgated under the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992, which require reduced pollution levels and certain energy efficiency standards, have begun to affect Southern. Among other things, the Clean Air Act Amendments (1) impose stringent vehicle emissions standards beginning in 1994, (2) mandate the gradual phase-in of alternative fuel vehicles for fleets of more than ten vehicles beginning in 1998 and (3) require power plants to phase-in significant emission reductions of sulfur dioxide and nitrogen oxide by the year 2000. Similarly, the Energy Policy Act of 1992
(1) requires that federal agencies begin phasing-in the use of alternative fuels in vehicles in 1993, (2) offers tax incentives to private parties who use or facilitate the use of alternative fuel vehicles and (3) requires a lessening reliance on foreign fuels. Over time, these regulations will likely lead to an increasing demand for natural gas. Southern already has begun to participate in the expanded markets for natural gas emerging due to these regulatory mandates.

      Since 1986, FERC has effected major changes in the regulations governing the natural gas industry, especially FERC Order No. 636. Although the Company is not subject to FERC jurisdiction, FERC's actions increase competition in the natural gas industry by requiring interstate pipeline companies to provide gas transportation to others on a nondiscriminatory basis. This increased competition may assist Southern, at least in the short-term, by replacing some higher cost gas supplies with less costly supplies. Refer to the section entitled "FERC Order No. 636" for further detail.

Environmental Matters

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

Item 2.  Properties
-------------------

      The Company's physical plant and properties consist primarily of Southern's gas distribution facilities. Southern had 2,099 miles of main and 121,679 service units as of September 30, 1996. It leases office space in Bridgeport, New Haven, Orange and Madison, owns properties in Bridgeport and
New Haven that were formerly manufacturing sites and owns a propane air facility in Trumbull.

      In 1995, the LNG plant lease agreement was renewed for two consecutive terms of twelve years. The lease contains an option to purchase the plant for a purchase price based on the then fair market sales value of the unit as defined therein.

      Substantially all of Southern's utility properties and plant are subject to the lien of the indenture and supplemental indentures securing its first mortgage bonds. It is management's opinion that the physical plant and properties as described herein are suitable and adequate for the purpose of delivering gas for customer use.

Item 3.  Legal Proceedings
--------------------------

      In a class action styled CONNECTICUT HEATING & COOLING CONTRACTORS ASSOCIATION, INC. V. CONNECTICUT NATURAL GAS CORP., CONNECTICUT SUPERIOR COURT - MIDDLESEX, two trade associations and two plumbing and heating contractors in November 1995 sued Southern as well as the other Connecticut LDCs for violations of the Connecticut Unfair Trade Practices Act and tortious interference with business expectancies in connection with the LDCs provision of service and maintenance to heating, cooling and ventilating systems and appliances. An Amended Complaint was filed in response to motions filed by the defendants in which one of the two contractor plaintiffs was removed from the case. The plaintiffs seek declaratory and injunctive relief. The plaintiffs seek treble damages in excess of $15,000, punitive damages and attorneys' fees. Southern and one of the other defendants have filed a Motion to Strike the Complaint on the grounds of misjoinder of causes of action. These motions are expected to be argued and decided before the end of the year. Southern intends to vigorously defend itself in this suit, which management believes is without merit. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse impact on the Company's financial condition or results of operations.

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

      The following table shows the quarterly high and low price ranges of the Company's common stock and quarterly dividends paid during the years ended September 30, 1996 and 1995.

Market Price and Dividend Data

1996 Quarter ended            High        Low         Dividend
------------------            ----        ---         --------
December 31, 1995             $22 1/2     $19         $0.325
March 31, 1996                $22 1/4     $18 5/8     $0.325
June 30, 1996                 $20 7/8     $18 7/8     $0.33
September 30, 1996            $20 3/8     $19         $0.33

1995 Quarter ended            High        Low         Dividend
------------------            ----        ---         --------
December 31, 1994             $22         $18 5/8     $0.325
March 31, 1995                $20 1/4     $18 1/2     $0.325
June 30, 1995                 $20 5/8     $18 5/8     $0.325
September 30, 1995            $20 1/2     $18 7/8     $0.325

      As of September 1996, the Company and its predecessors have paid 347 consecutive quarterly cash dividends. Cash dividends have been paid since 1850, and the Company currently expects that dividends will continue to be paid in the future.

      The major source of funds for payment of the Company's dividends are the dividends received on the shares of Southern's common stock owned by the Company. Southern's indentures relating to long-term debt contain restrictions as to the declaration or payment of cash dividends on, or the reacquisition of, capital stock. Under the most restrictive of such provisions, $25,492,000 of retained earnings at September 30, 1996 was available for such purposes.

      The approximate number of shareholders of record of the Company's common stock as of November 22, 1996 was 11,162.

Item 6.  Selected Financial Data
--------------------------------

      The presentation under the "Eleven Year Financial Summary" for the five-year period ended September 30, 1996 on pages 34 and 35 of the Company's 1996 Annual Report to Shareholders is incorporated by reference herein.

Item 7.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
and Results of Operations
-------------------------

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 to 17 of the Company's 1996 Annual Report to Shareholders is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

      The Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Common Shareholders' Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements on pages 18 to 31 and the Report of Independent Accountants on page 33 of the Company's 1996 Annual Report to Shareholders are incorporated by reference herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

      None.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

      Information required in this item regarding directors is contained in the Company's definitive Proxy Statement at pages 2 to 4, which will be mailed to shareholders on or about December 13, 1996, and is incorporated by reference herein. A list of executive officers of the registrant and Southern follows:

             Executive Officers of Connecticut Energy Corporation
             ----------------------------------------------------
                                      and
                                      ---
                     The Southern Connecticut Gas Company
                     ------------------------------------

                                               Position and
                                        Business Experience for the
Name and Age                                   Past 5 Years
------------                  -----------------------------------------------

J. R. Crespo, 54              Chairman, President and Chief Executive Officer
                              of the Company and Southern (1990).

Thomas A. Trotta, 59          Senior Vice President of the Company and
                              Executive Vice President and Chief Operating
                              Officer of Southern (1996), Executive Vice
                              President and Chief Operating Officer of Southern
                              (1995), Senior Vice President and Chief Operating
                              Officer of Southern (1992), Senior Vice
                              President, Operations of Southern (1991).

Vincent L. Ammann, Jr., 37    Vice President and Chief Accounting Officer of
                              the Company (1996), Vice President and Chief
                              Accounting Officer of the Company and Group Vice
                              President of Southern (1994), Vice President and
                              Chief Accounting Officer of the Company and
                              Southern (1991).

Carol A. Forest, 48           Vice President, Finance, Chief Financial Officer
                              and Treasurer of the Company and Southern (1991).

Michael H. Pinto, 69          Vice President, Government Affairs of the Company
                              (1991), Director, Governmental Relations of
                              Southern (1990).

J. Richard Tiano, 52          Vice President, General Counsel and Secretary of
                              the Company and Southern (1988).

Salvatore A. Ardigliano, 47   Vice President, Marketing and Gas Supply Services
                              of Southern (1995), Vice President, Gas Supply
                              Services of Southern (1995), Group Director, Gas
                              Supply Services of Southern (1993), Director, Gas
                              Control of Southern (1992), Director, Marketing and Energy Services of Southern (1991).

Frank L. Esposito, 64*        Vice President, Human Resources of Southern
                              (1995), Vice President, Human Resources and
                              Corporate Services of Southern (1992), Vice
                              President, Human Resources of Southern (1991).

James P. Healy, 54            Vice President, Energy Services Planning of
                              Southern (1995), Vice President, Information
                              Technology of Southern (1992), Senior Vice
                              President, Corporate Development of Southern
                              (1986).

Ernest W. Karkut, 54          Vice President, Purchasing and Plant Services of
                              Southern (1994), Vice President, Customer
                              Relations (1993), Vice President, Customer
                              Support Services of Southern (1992), Assistant
                              Vice President, Customer Support Services of
                              Southern (1991), Assistant Vice President,
                              Financial Planning and Treasurer of Southern
                              (1991).

Peter D. Loomis, 48           Group Vice President, Customer and Operating
                              Services of Southern (1995), Vice President,
                              Distribution and Customer Service of Southern
                              (1992), Group Director, Customer Services (1991).

Phyllis A. O'Brien, 51        Group Vice President, Accounting, Regulatory and
                              Customer Relations of Southern (1996), Vice
                              President, Accounting and Regulatory Services of
                              Southern (1994), Vice President, Corporate and
                              Regulatory Planning of Southern (1993), Group
                              Director, Corporate Regulatory and Supply
                              Planning of Southern (1991), Group Director,
                              Planning, Rates and Regulatory Affairs of
                              Southern (1991).

Patricia A. Younger, 54       Vice President, Customer Relations of Southern
                              (1995), Group Director, Customer Relations of
                              Southern (1994), Director, Customer Information and Collections of Southern (1994), Director,
                              Credit and Collections of Southern (1993),
                              Manager, Credit and Collections of Southern
                              (1986).

*Retired effective November 1, 1996.

Item 11.  Executive Compensation
--------------------------------

      Information required in this Item is contained in the Company's definitive Proxy Statement on pages 9 to 10, which will be mailed to shareholders on or about December 13, 1996, and is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      Information required in this Item is contained in the Company's definitive Proxy Statement on pages 4 to 5, which will be mailed to shareholders on or about December 13, 1996, and is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      Information required in this Item is contained in the Company's definitive Proxy Statement on page 11, which will be mailed to shareholders on or about December 13, 1996, and is incorporated by reference herein.

                                   PART IV
                                   -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)   List of documents filed as part of this Report:

1.    Financial Statements
      --------------------

      Among the responses to this Item 14(a) are the following financial statements which are incorporated by reference herein in Item 8 above:

      (i) Consolidated Statements of Income for the years ended September 30, 1996, 1995 and 1994.

      (ii) Consolidated Balance Sheets for the years ended September 30, 1996 and 1995.

      (iii) Consolidated Statements of Changes in Common Shareholders' Equity for the years ended September 30, 1996, 1995 and 1994.

      (iv) Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994.

      (v)    Notes to Consolidated Financial Statements.

      (vi)   Report of Independent Accountants.

2.    Financial Statements and Supplementary Data Required by Item 8
      --------------------------------------------------------------

      (A)    Schedule      Description                                Page
             --------      -----------                                ----

                           Report of Independent Accountants on
                           Financial Statement Schedules               20

               II          Valuation and Qualifying Accounts           21

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

      (ii) In addition to the Indenture referred to in 4 (i) hereof, there have been twenty-seven indentures supplemental thereto, copies of all of which the Company agrees to furnish to the Commission upon request.

      (10)  Material Contracts
            ------------------

      (i) Gas Transportation Contract between Tennessee Gas Pipeline Company and The Southern Connecticut Gas Company, Contract No. 10783, dated June 1, 1995, is filed herewith at pages 24 to 32.

      (ii)         Interruptible Gas Transportation Contract and Amendment No.
1, thereto, among Tenngasco Corporation, The Southern Connecticut Gas Company and The United Illuminating Company, dated May 14, 1987 and August 1, 1989, respectively, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1989 at pages 238 to 258.

      (iii) Amendment No. 2 to Interruptible Gas Transportation Contract and Amendment No. 1, thereto, among Tenngasco Corporation, The Southern Connecticut Gas Company and The United Illuminating Company, dated November 1, 1990, incorporated by reference to Form 10-K for the transition period from January 1, 1990 to September 30, 1990 at pages 90 to 91.

      (iv) Gas Transportation Contract between Iroquois Gas Transmission System, L.P. and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.32 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

      (v) Gas Sales Agreement No. 1 by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.33 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

      (vi) Gas Sales Agreement No. 2 by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.34 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

      (vii) Gas Sales Agreement by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.35 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

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

      (x) Storage Service Transportation Contract between Tennessee Gas Pipeline Company and The Southern Connecticut Gas Company, Contract No. 542, dated September 1, 1993, is filed herewith at pages 33 to 42.

      (xi) Storage Service Agreement (GSS) between CNG Transmission Corporation and The Southern Connecticut Gas Company, dated October 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 130 to 137.

      (xii) Storage Service Agreement (GSS-TE) between CNG Transmission Corporation and The Southern Connecticut Gas Company, dated October 1, 1993, is filed herewith at pages 43 to 50.

      (xiii) Storage Service Agreement (GSS-II) between CNG Transmission Corporation and The Southern Connecticut Gas Company, dated September 1,
1993, is filed herewith at pages 51 to 56.

      (xiv) Gas Storage Contract and Amendment No. 1, thereto, between Tennessee Gas Pipeline Company and The Southern Connecticut Gas Company, dated December 1, 1994, and July 1, 1995, respectively, are filed herewith at pages 57 to 63.

      (xv) Gas Transportation Agreement between Tennessee Gas Pipeline Company and The Southern Connecticut Gas Company, dated August 19, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 143 to 151.

      (xvi) Gas Transportation Agreement between Tennessee Gas Pipeline Company and The Southern Connecticut Gas Company, dated August 19, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 152 to 159.

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

      (xxi) Service Agreement between Texas Eastern Transmission Corporation and The Southern Connecticut Gas Company, dated June 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 214 to 220.

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

      (xxvii)      Service Agreement between Algonquin Gas Transmission Company and The Southern Connecticut Gas Company, dated October 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 258 to 277.

      Executive Compensation Plans and Arrangements
      ---------------------------------------------

      (xxviii)     Employment Agreement between The Southern Connecticut Gas
Company and J. R. Crespo, dated March 24, 1992, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992 at pages 213 to 229.

      (xxix) Amended and Restated Deferred Compensation Agreement between The Southern Connecticut Gas Company and Connecticut Energy Corporation and
J. R. Crespo, dated November 8, 1996, is filed herewith at pages 64 to 73.

      (xxx) The Southern Connecticut Gas Company Board of Directors Retirement Plan, dated October 1, 1992, is incorporated by reference to Form 10-K for the fiscal year ended September 30, 1994 at pages 27 to 30.

      (xxxi) The Southern Connecticut Gas Company, Management Compensation Plan, dated October 1, 1992, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992 at pages 251 to 253.

      (xxxii)      Agreements between The Southern Connecticut Gas Company and
Philip R. Marsilius and Henry Chauncey, Jr. related to deferred compensation as directors, dated December 27, 1988 and December 31, 1988, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1988 at pages 58 to 62 and pages 63 to 67.

      (xxxiii)     Supplemental Retirement Benefits Plan dated October 1, 1993, incorporated by reference to Form 10-Q for the quarter ended December 31, 1993 at pages 25 to 28.

      (xxxiv)      Agreement between The Southern Connecticut Gas Company and
Helen B. Wasserman related to deferred compensation as a director, dated December 31, 1994, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1995 at pages 25 to 29.

      (xxxv) Agreement between The Southern Connecticut Gas Company and Connecticut Energy Corporation and Carol A. Forest related to change in control, dated October 1, 1996, is filed herewith at pages 74 to 83.

      (xxxvi)      Agreement between The Southern Connecticut Gas Company and
Connecticut Energy Corporation and J. Richard Tiano related to change in control, dated October 1, 1996, is filed herewith at pages 84 to 93.

      (xxxvii)     Agreement between The Southern Connecticut Gas Company and
Connecticut Energy Corporation and Thomas A. Trotta related to change in control, dated October 1, 1996, is filed herewith at pages 94 to 104.

      (13)   Annual Report to Security Holders
             ---------------------------------

      The Company's 1996 Annual Report to Shareholders is filed herewith at pages 105 to 150.

      (21)  Subsidiaries of the Registrant
            ------------------------------

      A list of the Company's subsidiaries is filed herewith at page 151.

      (27)  Financial Data Schedule
            -----------------------

      Financial Data Schedule UT is submitted only in electronic format to the Securities and Exchange Commission.

      (B)  No reports on Form 8-K were filed during the last quarter of 1996.


       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Connecticut Energy Corporation:

Our report on the consolidated financial statements of Connecticut Energy Corporation has been incorporated by reference in this Form 10-K from page 33 of the 1996 Annual Report to Shareholders of Connecticut Energy Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.
----------------------------
Coopers & Lybrand L.L.P.
New York, New York
October 31, 1996


                      CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 33-47684-3) and Form S-8 (No. 33-39245 and 33-51763) of Connecticut Energy Corporation of our report dated October 31, 1996, on our audits of the consolidated financial statements and financial statement schedule of Connecticut Energy Corporation as of September 30, 1996 and 1995, and for the years ended September 30, 1996, 1995 and 1994, appearing on page 33 of the 1996 Annual Report to Shareholders of Connecticut Energy Corporation which is incorporated by reference in this Annual Report on Form 10-K.



/s/ Coopers & Lybrand L.L.P.
----------------------------
Coopers & Lybrand L.L.P.
New York, New York
December 6, 1996


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        CONNECTICUT ENERGY CORPORATION


                 Years Ended September 30, 1996, 1995 and 1994
                                (in thousands)

Col. A            Col. B               Col. C           Col. D       Col. E
------            ------      -----------------------   ------       ------
                                     Additions
                                     ---------
                  Balance at  Charged to   Charged to   Balance
                  Beginning   Costs and    Other        at End of
Description       of Period   Expenses     Accounts     Deductions   Period
-----------       ----------  ----------   ----------   ----------   ------

Allowance for
Doubtful Accounts
1996 (1)           $3,553      $6,549      $1,826 (2)   $9,186 (3)   $2,742
1995 (1)           $3,747      $6,548      $2,235 (2)   $8,977 (3)   $3,553
1994 (1)           $4,251      $6,962      $1,482 (2)   $8,948 (3)   $3,747



Notes:
-----

(1) Reserve deducted in the Consolidated Balance Sheet from the asset to which it applies
(2)   Recoveries on accounts previously charged off
(3)   Accounts charged off as uncollectible


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  CONNECTICUT ENERGY CORPORATION
              ------------------------------


/s/ J. R. Crespo
----------------
by: J. R. Crespo, Chairman,
    President and Chief Executive Officer



Dated:  November 26, 1996
-------------------------


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Henry Chauncey, Jr.                   /s/ Samuel M. Sugden
-----------------------                   --------------------
by:  Henry Chauncey, Jr., Director        by:  Samuel M. Sugden, Director
Dated:  November 26, 1996                 Dated:  November 26, 1996


/s/ James P. Comer                        /s/ Christopher D. Turner
------------------                        -------------------------
by:  James P. Comer, M.D., Director       by:  Christopher D. Turner, Director
Dated:  November 26, 1996                 Dated:  November 22, 1996


/s/ J. R. Crespo                          /s/ Helen B. Wasserman
----------------                          ----------------------
by:  J. R. Crespo, Chairman,              by:  Helen B. Wasserman, Director
President and Chief Executive Officer     Dated:  November 26, 1996
Dated:  November 26, 1996


/s/ Richard F. Freeman                    /s/ Vincent L. Ammann, Jr.
----------------------                    --------------------------
by:  Richard F. Freeman, Director         by:  Vincent L. Ammann, Jr.
Dated:  November 26, 1996                 Vice President and
                                          Chief Accounting Officer,
                                          (Principal Accounting Officer)
                                          Dated:  November 26, 1996


/s/ Richard M. Hoyt                       /s/ Carol A. Forest
-------------------                       -------------------
by:  Richard M. Hoyt, Director            by:  Carol A. Forest, Vice President,
Dated:  November 26, 1996                 Finance, Chief Financial Officer and
                                          Treasurer, (Principal Financial
                                          Officer)
                                          Dated:  November 26, 1996


/s/ Paul H. Johnson                       /s/ J. Richard Tiano
-------------------                       --------------------
by:  Paul H. Johnson, Director            by:  J. Richard Tiano, Vice President,
Dated:  November 26, 1996                 General Counsel and Secretary
                                          Dated:  November 26, 1996


/s/ Newman M. Marsilius, III
----------------------------
by:  Newman M. Marsilius, III, Director
Dated:  November 26, 1996