Form 10-Q
period 1996-12-31
CONNECTICUT ENERGY CORP
filed 1997-02-13
CIK 310103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1996

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

                         Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at February 7, 1997
         -----                                 -------------------------------
Common Stock, $1 par value                                9,100,549


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


                                                                              Three Months Ended
                                                                                    Dec. 31,
                                                                           ------------------------
                                                                                1996           1995
                                                                                ----           ----

Operating Revenues....................................................     $  74,873      $  69,775
Purchased gas.........................................................        40,309         37,493
                                                                           ---------      ---------
Gross margin..........................................................        34,564         32,282

Operating Expenses:
  Operations..........................................................        13,148         12,299
  Maintenance.........................................................           915          1,048
  Depreciation........................................................         3,911          3,737
  Federal and state income taxes......................................         3,353          3,171
  Municipal, gross earnings and other taxes...........................         4,231          3,779
                                                                           ---------      ---------
Total operating expenses..............................................        25,558         24,034
                                                                           ---------      ---------
Operating income......................................................         9,006          8,248

Other deductions, net.................................................           264            130

Interest Expense:
  Interest on long-term debt and
    amortization of debt issue costs..................................         3,082          2,702
  Other interest, net.................................................           251            387
                                                                           ---------      ---------
Total interest expense................................................         3,333          3,089
                                                                           ---------      ---------
Net Income............................................................     $   5,409      $   5,029
                                                                           =========      =========
Net income per share..................................................     $    0.60      $    0.57
                                                                           =========      =========
Dividends paid per share..............................................     $    0.33      $   0.325
                                                                           ---------      ---------
Weighted average number of common
  shares outstanding during period....................................     9,016,065      8,871,106
                                                                           ---------      ---------


                                     See Notes to Consolidated Financial Statements.


                                                    CONNECTICUT ENERGY CORPORATION

                                                      CONSOLIDATED BALANCE SHEETS
                                               (Dollars in thousands, except per share)


                                                                        Dec. 31,                Sept. 30,
                                                                          1996                     1996
                                                                        ---------               ---------
                                                                       (Unaudited)
Assets
------

Utility Plant:
  Gross utility plant..............................................     $380,679                 $376,109
  Less: accumulated depreciation...................................      120,980                  118,348
                                                                        --------                 --------
  Net utility plant................................................      259,699                  257,761
Nonutility property, net...........................................        2,856                    2,804
                                                                        --------                 --------
Net utility plant and other property...............................      262,555                  260,565
                                                                        --------                 --------
Current Assets:
  Cash and cash equivalents........................................        5,796                    5,121
                                                                        --------                 --------
  Accounts receivable..............................................       48,747                   33,615
  Less: allowance for doubtful accounts............................        2,641                    2,742
                                                                        --------                 --------
    Net accounts receivable........................................       46,106                   30,873
                                                                        --------                 --------
  Accrued utility revenues, net....................................        8,721                    2,608
  Unrecovered purchased gas costs..................................        7,235                      ---
  Inventories......................................................       15,276                   15,331
  Prepaid expenses.................................................        1,792                    1,841
                                                                        --------                 --------
Total current assets...............................................       84,926                   55,774
                                                                        --------                 --------
Deferred Charges and Other Assets:
  Unamortized debt expenses........................................        6,183                    6,238
  Unrecovered deferred income taxes................................       42,041                   41,435
  Other............................................................       37,209                   35,216
                                                                        --------                 --------
Total deferred charges and other assets............................       85,433                   82,889
                                                                        --------                 --------
Total assets.......................................................     $432,914                 $399,228
                                                                        ========                 ========


                                     See Notes to Consolidated Financial Statements.


                                                    CONNECTICUT ENERGY CORPORATION

                                                      CONSOLIDATED BALANCE SHEETS
                                               (Dollars in thousands, except per share)


                                                                        Dec. 31,                Sept. 30,
                                                                          1996                     1996
                                                                        ---------               ---------
                                                                       (Unaudited)
Capitalization and Liabilities
------------------------------

Common Shareholders' Equity:
  Common Stock: authorized--20,000,000 shares, par value $1
    per share, issued and outstanding--9,044,437 shares;
    9,012,267 shares..............................................      $  9,044                 $  9,012
  Capital in excess of par value..................................        91,663                   91,079
  Retained earnings...............................................        40,304                   37,870
                                                                        --------                 --------
Total common shareholders' equity.................................       141,011                  137,961
                                                                        --------                 --------
Long-term debt....................................................       138,727                  138,727
                                                                        --------                 --------
Total capitalization..............................................       279,738                  276,688
                                                                        --------                 --------
Current Liabilities:
  Short-term borrowings...........................................        37,100                   19,200
  Current maturities of long-term debt............................           595                      595
  Accounts payable................................................        19,506                   14,250
  Federal, state and deferred income taxes........................         5,383                    2,424
  Property and other accrued taxes................................         7,839                    5,555
  Interest payable................................................         2,886                    3,569
  Customers' deposits.............................................         1,955                    1,826
  Refundable purchased gas costs..................................           ---                      520
  Other...........................................................         4,288                    3,747
                                                                        --------                 --------
Total current liabilities.........................................        79,552                   51,686
                                                                        --------                 --------
Deferred Credits:
  Deferred income taxes and investment tax credits................        66,382                   65,381
  Other...........................................................         7,242                    5,473
                                                                        --------                 --------
Total deferred credits............................................        73,624                   70,854
                                                                        --------                 --------
Total capitalization and liabilities..............................      $432,914                 $399,228
                                                                        ========                 ========


                                     See Notes to Consolidated Financial Statements.


                                                    CONNECTICUT ENERGY CORPORATION

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Dollars in thousands)
                                                             (Unaudited)


                                                                              Three Months Ended
                                                                                    Dec. 31,
                                                                            -----------------------
                                                                                1996           1995
                                                                                ----           ----

Net cash used by operating activities.................................       $(8,857)       $(3,417)
                                                                             -------        -------
Cash Flows from Investing Activities:
  Capital expenditures................................................        (5,924)        (4,484)
  Contributions in aid of construction................................            28             13
  Payments for retirement of utility plant............................          (113)             3
  Energy ventures.....................................................           ---         (2,040)
  Other...............................................................           ---              2
                                                                             -------        -------
Net cash used by investing activities.................................        (6,009)        (6,506)
                                                                             -------        -------
Cash Flows from Financing Activities:
  Dividends paid on common stock......................................        (2,975)        (2,884)
  Issuance of common stock............................................           616            720
  Increase in short-term borrowings...................................        17,900         10,700
                                                                             -------        -------
Net cash provided by financing activities.............................        15,541          8,536
                                                                             -------        -------
Net increase (decrease) in cash and cash equivalents..................           675         (1,387)
Cash and cash equivalents at beginning of period......................         5,121          4,635
                                                                             -------        -------
Cash and cash equivalents at end of period............................       $ 5,796        $ 3,248
                                                                             =======        =======
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
  Interest............................................................       $ 4,223        $ 4,236
  Income taxes........................................................       $   ---        $   ---


                                     See Notes to Consolidated Financial Statements.



                       CONNECTICUT ENERGY CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (dollars in thousands)


      1. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements of Connecticut Energy Corporation
("Connecticut Energy" or "Company") for the fiscal year ended
September 30, 1996 as presented in the Annual Report on Form 10-K.
In the opinion of management, the accompanying financial information reflects all adjustments which are necessary to provide a fair presentation of the interim periods shown. All such adjustments are of a normal recurring nature.

            In preparing the financial statements in conformity with generally accepted accounting principles ("GAAP"), the Company uses estimates. Estimates are disclosed when there is a reasonable possibility for change in the near term. For this purpose, near term is defined as a period of time not to exceed one year from the date of the financial statements. The Company's financial statements have been prepared based on management's estimates of the impact of regulatory, legislative and judicial developments on the Company or significant groups of its customers. The recorded amounts of certain accruals, reserves, deferred charges and assets could be materially impacted if circumstances change which affect these estimates.

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

            In the application of SFAS 71, Southern follows accounting policies that reflect the impact of the rate treatment of certain events or transactions that are permitted to differ from GAAP. The most significant of these policies include the recording of deferred gas costs, deferred environmental evaluation costs and an unfunded deferred income tax liability, with a corresponding unrecovered asset, to account for temporary differences previously flowed through to ratepayers.

            Southern had net regulatory assets as of December 31, 1996 and September 30, 1996 of $62,778 and $59,281, respectively. These amounts are included in deferred charges and other assets and deferred credits in the consolidated balance sheets and are solely due to the application of the provisions of SFAS 71.

            During fiscal 1996, the DPUC approved regulations designed to increase competition in the natural gas industry in Connecticut by giving commercial and industrial gas customers the ability to purchase gas from independent brokers and marketers and by allowing local gas distribution companies to charge firm transportation rates for use of their distribution systems. The firm transportation rates are designed to provide Southern with the same margins provided by the bundled services.

            While the DPUC's actions encourage a competitive environment by deregulating certain activities, the Company believes that it continues to meet the requirements of SFAS 71.

      3. Due to the seasonal nature of gas sales for space heating purposes by Southern, the results of operations for the three months ended December 31, 1996 are not indicative of the results to be expected for the fiscal year ending September 30, 1997.

      4. Deferred charges and other assets include amounts related to the following:

                                                           Dec. 31,  Sept. 30,
As of                                                         1996       1996
------------------------------------------------------------------------------

Hardship heating customer accounts receivable arrearages   $10,871    $11,753
Energy assistance funding shortfall                          1,359      1,502
Prepaid pension and postretirement medical contributions    13,237     11,395
Conservation costs                                           4,285      3,954
Environmental evaluation costs                                 865        915
Nonqualified benefit plans                                   2,232      1,160
Gas holder costs                                               492        554
Investment in energy ventures                                1,889      1,960
Other                                                        1,979      2,023
                                                           -------    -------
                                                           $37,209    $35,216
                                                           =======    =======

      Southern has been allowed to recover various deferred charges in rates over periods ranging from three to five years in accordance with the DPUC's Decision in Southern's latest rate case.

      5. Deferred credits include amounts related to the following:

                                                           Dec. 31,  Sept. 30,
As of                                                         1996       1996
------------------------------------------------------------------------------

Interruptible margin sharing                                $  346     $  556
Nonqualified benefit plans                                   2,706      2,574
Insurance reserve                                            1,042        722
Hardship heating customer assistance grant program           1,052         75
Economic development initiatives                             1,401        675
Other                                                          695        871
                                                            ------     ------
                                                            $7,242     $5,473
                                                            ======     ======

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

      7. Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The impact of this new standard had no effect on the Company's financial condition or results of operations.


        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS

Net Income
----------

     Connecticut Energy Corporation's ("Connecticut Energy" or
"Company") consolidated net income for the three months ended
December 31, 1996 and 1995 is detailed below:

                                              Three Months Ended
                                                  December 31,
                                              ------------------
(in thousands, except per share)                1996        1995
                                                ----        ----

Net Income                                    $5,409      $5,029
                                              ======      ======
Net Income per Share                          $ 0.60      $ 0.57
                                              ======      ======
Weighted Average Shares Outstanding            9,016       8,871
                                              ------      ------

     Net income for the three months ended December 31, 1996 increased approximately 8% compared to the three months ended December 31, 1995 principally due to increased firm margins earned by the Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"). Factors which affected the increase in Southern's firm margins included: higher usage per residential customer, customer growth, conversions of nonheating customers to heating customers and the implementation of firm transportation tariffs during the third quarter of fiscal 1996. Partially offsetting the increase in firm margins were higher expenses for operations, depreciation, taxes and long-term interest.

Total Sales and Transportation Volumes
--------------------------------------

     Southern's total volumes of gas sold and transported for the three months ended December 31, 1996 were 11,775 MMcf, an increase of approximately 8% compared to the corresponding 1995 period. This increase was primarily attributable to increased firm transportation, on-system interruptible sales and off-system sales and transportation volumes.

Firm Sales and Transportation Volumes
-------------------------------------

     Firm sales and transportation volumes for the three months ended December 31, 1996 increased approximately 3% compared to the corresponding 1995 period. The increase was due to service under Southern's firm transportation tariffs, growth in Southern's customer base and the conversions of nonheating customers to heating customers. This increase was achieved although the weather was approximately 6% warmer for the three months ended December 31, 1996 when compared to the corresponding 1995 period.

Interruptible Sales and Transportation Volumes
----------------------------------------------

     Margins earned on volumes delivered to interruptible customers vary depending upon the relationship of the market price for alternate fuels to the cost of natural gas and related transportation. Additionally, on-system margins earned, net of gross earnings tax, from interruptible services in excess of an annual target were allocated through a margin sharing mechanism between Southern and its firm customers. Beginning June 1, 1996, excess on-system margins earned that would have been returned to Southern's firm customers have been redirected, with Connecticut Department of Public Utility Control ("DPUC") approval, to fund certain economic development and hardship assistance programs.

     The chart below depicts volumes of gas sold to and transported for on-system interruptible customers, off-system sales volumes and off-system transportation volumes under a special contract with The Connecticut Light and Power Company for its Devon generating station as well as gross margins earned and retained due to the margin sharing mechanism on these services for the three months ended December 31, 1996 and 1995:

                                               Three Months Ended
                                                   December 31,
                                               ------------------
(dollars in thousands)                           1996        1995
                                                 ----        ----

Gross Margin Earned                            $3,396      $2,838
                                               ======      ======
Gross Margin Retained                          $1,072      $  981
                                               ======      ======
Volumes Sold and Transported (MMcf)             4,961       4,306
                                               ------      ------

     Gross margin retained represents the difference between gross margin earned and margin to be returned through the margin sharing mechanism. Gross margins retained by Southern were higher for the three months ended December 31, 1996 compared to the corresponding 1995 period principally due to higher margins earned from on-system interruptible sales because of the competitive price of natural gas compared to other energy sources. Higher margins to be returned in the 1996 quarter relate to both higher margins earned and the change in sharing mechanism for certain off-system services as of April 1, 1996 which increased the allocation of margins to be returned to firm customers from 50% to 85%.

     Volumes for the three months ended December 31, 1996 were higher compared to the corresponding 1995 period primarily due to increases in interruptible sales and off-system sales and transportation volumes due to the reasons previously mentioned.

Gross Margin
------------

     The Company's gross margin for the three months ended December 31, 1996 was approximately 7% higher compared to the corresponding 1995 period. This increase was principally attributed to higher firm margins earned by Southern.

     Southern's firm rates include a Weather Normalization Adjustment clause ("WNA") which allows Southern to charge or credit the non-gas portion of its firm rates to reflect deviations from normal weather. Because weather during the three months ended December 31, 1996, was approximately 1% colder than normal, the operation of the WNA returned approximately $50,000 to firm customers. This compares to a return to firm customers during the three months ended December 31, 1995 of approximately $1,589,000.

     Southern's firm rates also include a Purchased Gas Adjustment clause ("PGA") which allows Southern to flow through to its customers, through periodic adjustments to amounts billed, increased or decreased costs incurred for purchased gas compared to base rate levels without affecting gross margin. The operation of Southern's PGA increased revenues and gas costs for the three months ended December 31, 1996 and 1995 by approximately $1,286,000 and $289,000, respectively.

Operations Expense
------------------

     Operations expense for the three months ended December 31, 1996 increased approximately 7% compared to the corresponding 1995 period due to higher labor costs, uncollectibles expense related to the timing of the recognition of amortizations allowed by the DPUC, insurance costs and certain general and administrative expenses. Partially offsetting the impact of these increases were increased rates for service on customers' premises, lower initial expenses related to the transfer of credit and collection administration to an external service provider and a decrease in regulatory commission expense.

Depreciation Expense
--------------------

     Depreciation expense for the three months ended December 31, 1996 increased approximately 5% compared to the corresponding 1995 period. The increase was primarily due to additions to plant in service by Southern.

Federal and State Income Taxes
------------------------------

     The total provision for federal and state income taxes for the three months ended December 31, 1996 increased approximately 6% compared to the corresponding 1995 period. This increase was due to higher pre-tax income.

Municipal, Gross Earnings and Other Taxes
-----------------------------------------

     Municipal, gross earnings and other taxes increased approximately 12% for the three months ended December 31, 1996 compared to the corresponding 1995 period. This was primarily due to an increase in gross earnings tax resulting from higher operating revenues.

Interest Expense
----------------

     Total interest expense increased approximately 8% for the three months ended December 31, 1996 compared to the corresponding 1995 period primarily due to higher long-term debt costs associated with the issuance of $20,000,000 in secured Medium-Term Notes ("MTN") in August 1996. This increase was partially offset by lower short-term debt costs related to lower interest expense on margin sharing balances as well as lower average short-term borrowings. Additionally, the average short-term interest rate was slightly lower during the 1996 quarter.


                  LIQUIDITY AND CAPITAL RESOURCES


Operating Activities
--------------------

     The seasonal nature of Southern's business creates large short-term cash demands primarily to finance gas purchases, customer accounts receivable and certain tax payments. To provide these funds, as well as funds for its capital expenditure program and other corporate purposes, Connecticut Energy and Southern have committed lines of credit with a number of banks totaling $5,000,000 and $32,000,000, respectively. Additionally, uncommitted lines of credit exist with two banks totaling $18,000,000.

     Southern had a revolving credit line agreement for up to $20,000,000 with one bank. This agreement had a revolving credit feature through December 21, 1996 followed by a term loan period through December 21, 2000. Effective December 21, 1996, this arrangement was converted to a committed line of credit of the same amount. Under this line of credit, Southern and Connecticut Energy are eligible borrowers.

     At December 31, 1996, the Company had unused lines of credit of $37,900,000. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

     Operating cash flows for the three months ended December 31, 1996 were negatively impacted by higher unrecovered purchased gas cost balances, a smaller comparative reduction in gas inventories as well as a smaller comparative increase in accounts payable balances in contrast to the corresponding 1995 period. The increase in cash requirements was partially offset by increases in current liabilities primarily related to the timing of funding of pension and postretirement health care contributions as well as increases in deferred credits related to margins earned which will be used to fund certain economic development initiatives in Bridgeport and to provide grants to customers to reduce Southern's hardship assistance balances.

Investing Activities
--------------------

     Capital expenditures approximated $5,896,000 and $4,471,000 for the three months ended December 31, 1996 and 1995, respectively. Capital expenditures for the three months ended December 31, 1995 were curtailed because of more severe weather conditions in contrast to the three months ended December 31, 1996. On an annual basis, Southern relies upon cash flows from operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.

Financing Activities
--------------------

     In fiscal 1996, Southern initiated an MTN program which was approved by the DPUC. The program permits the issuance, from time to time, of up to $75,000,000 of secured MTNs over a four-year period in varying amounts and with varying terms.

     On August 1, 1996, Southern made its first issuance and sale under the program of $20,000,000 in MTNs at a weighted average rate of 7.84%. Proceeds from the sale of the MTNs were used to reduce short-term borrowings incurred primarily in connection with Southern's capital expenditure program and for other general corporate purposes.

     Financing plans for fiscal 1997 include a proposed sale to the public of approximately 1,000,000 shares of common stock during the latter part of the year. The proceeds of this sale will be used for the repayment of short-term debt and for other general corporate purposes. The method, timing and amounts of any future financings by the Company or its subsidiaries will depend on a variety of factors, including capitalization ratios, coverage ratios, interest costs, the state of the capital markets and general economic conditions.

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

                  CONNECTICUT ENERGY CORPORATION
                           (Registrant)


DATE: February 11, 1997                 /s/  Vincent L. Ammann, Jr.
      -----------------                 ---------------------------
                                           Vincent L. Ammann, Jr.
                                             Vice President and
                                          Chief Accounting Officer