Form 10-Q
period 1997-03-31
CONNECTICUT ENERGY CORP
filed 1997-05-15
CIK 310103

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1997

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                       to

                            Commission File No. 1-8369

                          CONNECTICUT ENERGY CORPORATION
              (Exact name of registrant as specified in its charter)

             Connecticut                                     06-0869582
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

            855 Main Street
       Bridgeport, Connecticut                                  06604
(Address of principal executive offices)                      (Zip Code)


                                 (800)  760-7776
               (Registrant's telephone number, including area code)


                      (Former name, former address and former
                     fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at May 7, 1997
               -----                         --------------------------
Common Stock, $1 par value                            9,128,883

                                       PART I.  FINANCIAL INFORMATION
                                       CONNECTICUT ENERGY CORPORATION

                                        ITEM 1.  FINANCIAL STATEMENTS
                                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Dollars in thousands, except per share)
                                                 (Unaudited)


                                                           Three Months Ended             Six Months Ended
                                                                Mar. 31,                       Mar. 31,
                                                           ------------------            ------------------
                                                           1997          1996            1997         1996
                                                           ----          ----            ----         ----

   Operating Revenues.............................      $ 106,866     $ 120,189       $ 181,739     $ 189,964
   Purchased gas..................................         55,736        66,766          96,045       104,259
                                                        ---------     ---------       ---------     ---------
   Gross margin...................................         51,130        53,423          85,694        85,705

   Operating Expenses:
     Operations...................................         13,490        14,294          26,638        26,593
     Maintenance..................................          1,013         1,063           1,928         2,111
     Depreciation.................................          3,911         3,737           7,822         7,474
     Federal and state income taxes...............          8,842         9,449          12,195        12,620
     Municipal, gross earnings and other taxes....          6,074         6,773          10,305        10,552
                                                        ---------     ---------       ---------     ---------
   Total operating expenses.......................         33,330        35,316          58,888        59,350
                                                        ---------     ---------       ---------     ---------
   Operating income...............................         17,800        18,107          26,806        26,355

   Other (income) deductions, net.................           (855)          122            (591)          252

   Interest Expense:
     Interest on long-term debt and
       amortization of debt issue costs...........          3,081         2,701           6,163         5,403
     Other interest, net..........................            363           649             614         1,036
                                                        ---------     ---------       ---------     ---------
   Total interest expense.........................          3,444         3,350           6,777         6,439
                                                        ---------     ---------       ---------     ---------
   Net Income.....................................      $  15,211     $  14,635       $  20,620     $  19,664
                                                        =========     =========       =========     =========
   Net income per share...........................      $    1.67     $    1.64       $    2.28     $    2.21
                                                        =========     =========       =========     =========
   Dividends paid per share.......................      $    0.33     $   0.325       $    0.66     $    0.65
                                                        ---------     ---------       ---------     ---------
   Weighted average number of common
     shares outstanding during period.............      9,084,861     8,903,982       9,050,085     8,887,454
                                                        ---------     ---------       ---------     ---------


                               See Notes to Consolidated Financial Statements.

                                             CONNECTICUT ENERGY CORPORATION

                                               CONSOLIDATED BALANCE SHEETS
                                        (Dollars in thousands, except per share)

                                                                        Mar. 31,                Sept. 30,
                                                                          1997                    1996
                                                                        ---------               ---------
                                                                       (Unaudited)
     Assets
     ------

     Utility Plant:
       Gross utility plant.........................................      $385,090                $376,109
       Less: accumulated depreciation..............................       123,703                 118,348
                                                                         --------                --------
       Net utility plant...........................................       261,387                 257,761
     Nonutility property, net......................................         2,847                   2,804
                                                                         --------                --------
     Net utility plant and other property..........................       264,234                 260,565
                                                                         --------                --------
     Current Assets:
       Cash and cash equivalents...................................         8,023                   5,121
                                                                         --------                --------
       Accounts receivable.........................................        71,727                  33,615
       Less: allowance for doubtful accounts.......................         2,084                   2,742
                                                                         --------                --------
         Net accounts receivable...................................        69,643                  30,873
                                                                         --------                --------
       Accrued utility revenues, net...............................         6,852                   2,608
       Unrecovered purchased gas costs.............................            92                     ---
       Inventories.................................................        10,056                  15,331
       Prepaid expenses............................................         1,136                   1,841
                                                                         --------                --------
     Total current assets..........................................        95,802                  55,774
                                                                         --------                --------
     Deferred Charges and Other Assets:
       Unamortized debt expenses...................................         6,124                   6,238
       Unrecovered deferred income taxes...........................        43,387                  41,435
       Other.......................................................        39,049                  35,216
                                                                         --------                --------
     Total deferred charges and other assets.......................        88,560                  82,889
                                                                         --------                --------
     Total assets..................................................      $448,596                $399,228
                                                                         ========                ========


                                     See Notes to Consolidated Financial Statements.

                                             CONNECTICUT ENERGY CORPORATION

                                               CONSOLIDATED BALANCE SHEETS
                                        (Dollars in thousands, except per share)

                                                                        Mar. 31,                Sept. 30,
                                                                          1997                     1996
                                                                        ---------               ---------
                                                                       (Unaudited)
     Capitalization and Liabilities
     ------------------------------

     Common Shareholders' Equity:
       Common Stock: authorized--20,000,000 shares, par value $1
         per share, issued and outstanding--9,126,937 shares;
         9,012,267 shares.........................................      $  9,127                $  9,012
       Capital in excess of par value.............................        93,430                  91,079
       Unearned compensation......................................        (1,069)                    ---
       Retained earnings..........................................        52,509                  37,870
                                                                        --------                --------
     Total common shareholders' equity............................       153,997                 137,961
                                                                        --------                --------
     Long-term debt...............................................       134,528                 138,727
                                                                        --------                --------
     Total capitalization.........................................       288,525                 276,688
                                                                        --------                --------
     Current Liabilities:
       Short-term borrowings......................................        30,400                  19,200
       Current maturities of long-term debt.......................         4,654                     595
       Accounts payable...........................................        13,577                  14,250
       Refunds due customers......................................         3,091                     202
       Federal, state and deferred income taxes...................        13,222                   2,424
       Property and other accrued taxes...........................         8,966                   5,555
       Interest payable...........................................         3,483                   3,569
       Customers' deposits........................................         1,998                   1,826
       Refundable purchased gas costs.............................           ---                     520
       Other......................................................         4,026                   3,545
                                                                        --------                --------
     Total current liabilities....................................        83,417                  51,686
                                                                        --------                --------
     Deferred Credits:
       Deferred income taxes and investment tax credits...........        68,091                  65,381
       Other......................................................         8,563                   5,473
                                                                        --------                --------
     Total deferred credits.......................................        76,654                  70,854
                                                                        --------                --------
     Total capitalization and liabilities.........................      $448,596                $399,228
                                                                        ========                ========


                                     See Notes to Consolidated Financial Statements.

                                             CONNECTICUT ENERGY CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)
                                                       (Unaudited)

                                                                                     Six Months Ended
                                                                                         Mar. 31,
                                                                                  ---------------------
                                                                                    1997         1996
                                                                                    ----         ----

     Net cash provided by operating activities..............................      $ 7,040       $19,711
                                                                                  -------       -------
     Cash Flows from Investing Activities:
       Capital expenditures.................................................      (11,560)       (8,503)
       Contributions in aid of construction.................................           34            31
       Payments for retirement of utility plant.............................         (157)          (33)
       Energy ventures......................................................          ---        (2,100)
       Other................................................................          ---             3
                                                                                  -------       -------
     Net cash used by investing activities..................................      (11,683)      (10,602)
                                                                                  -------       -------
     Cash Flows from Financing Activities:
       Dividends paid on common stock.......................................       (5,981)       (5,779)
       Issuance of common stock.............................................        2,466         1,449
       Repayments of long-term debt.........................................         (140)         (140)
       Increase (decrease) in short-term borrowings.........................       11,200        (3,600)
                                                                                  -------       -------
     Net cash provided (used) by financing activities.......................        7,545        (8,070)
                                                                                  -------       -------
     Net increase in cash and cash equivalents..............................        2,902         1,039
     Cash and cash equivalents at beginning of period.......................        5,121         4,635
                                                                                  -------       -------
     Cash and cash equivalents at end of period.............................      $ 8,023       $ 5,674
                                                                                  =======       =======
     Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
       Interest.............................................................      $ 7,320       $ 6,447
       Income taxes.........................................................      $   641       $   675



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

            In the application of SFAS 71, Southern follows accounting policies that reflect the impact of the rate treatment of certain events or transactions that are permitted to differ from GAAP. The most significant of these policies include the recording of deferred gas costs, deferred conservation costs, deferred hardship heating customer accounts receivable arrearages, deferred environmental evaluation costs and an unfunded deferred income tax liability, with a corresponding unrecovered asset, to account for temporary differences previously flowed through to ratepayers.

            Southern had net regulatory assets as of March 31, 1997 and September 30, 1996 of $55,668 and $59,281, respectively. These amounts are included in deferred charges and other assets and deferred credits in the consolidated balance sheets and are solely due to the application of the provisions of SFAS 71.

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

      3. Due to the seasonal nature of gas sales for space heating purposes by Southern, the results of operations for the six months ended March 31, 1997 are not indicative of the results to be expected for the fiscal year ending September 30, 1997.

      4. Certain prior year amounts have been reclassified to conform with the current format of financial statement presentation.

      5. Deferred charges and other assets include amounts related to the following:

                                                           Mar. 31,  Sept. 30,
As of                                                         1997       1996
-----------------------------------------------------------------------------
Hardship heating customer accounts receivable arrearages   $11,479    $11,753
Energy assistance funding shortfall                          1,095      1,502
Prepaid pension and postretirement medical contributions    14,397     11,395
Conservation costs                                           4,440      3,954
Environmental evaluation costs                                 818        915
Nonqualified benefit plans                                   2,323      1,160
Gas holder costs                                               431        554
Investment in energy ventures                                1,931      1,960
Other                                                        2,135      2,023
                                                           -------    -------
                                                           $39,049    $35,216
                                                           =======    =======

      Southern has been allowed to recover various deferred charges in rates over periods ranging from three to five years in accordance with the DPUC's Decision in Southern's latest rate case.

      6. Deferred credits include amounts related to the following:

                                                           Mar. 31,  Sept. 30,
As of                                                         1997       1996
-----------------------------------------------------------------------------
Interruptible margin sharing                                $  510     $  556
Nonqualified benefit plans                                   2,781      2,574
Insurance reserve                                            1,026        722
Hardship heating customer assistance grant program           1,057         75
Economic development initiatives                             1,006        675
FERC Order No. 636 transition costs                          1,853        187
Other                                                          330        684
                                                            ------     ------
                                                            $8,563     $5,473
                                                            ======     ======

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

      8.    In February 1997, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which will be effective for the interim period ending December 31, 1997. This statement establishes standards for the computation and presentation of earnings per share ("EPS") by all entities with publicly held common stock or potential common stock. The statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The adoption of SFAS 128 is required by October 1, 1997, and the Company intends to adopt this statement prospectively. The impact of this standard is not expected to have a material effect on the Company's reported EPS.


             ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Connecticut Energy Corporation ("Connecticut Energy" or "Company") and its subsidiaries and their representatives may, from time to time, make written or oral statements, including statements contained in the Company's filings with the Securities and Exchange Commission ("SEC") and in its annual report to shareholders, including its Form 10-K for the fiscal year ended
September 30, 1996 and this quarterly report on Form 10-Q, which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995.

All statements other than the financial statements and other statements of historical facts included in this quarterly report regarding the Company's financial position and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those stated in the forward-looking statements may include, but are not limited to, general and specific economic, financial and business conditions; federal and state regulatory, legislative and judicial developments which affect the Company or significant groups of its customers; the impact of competition on the Company's revenues; fluctuations in weather from normal levels; changes in development and operating costs; the availability and cost of natural gas; the availability and terms of capital; exposure to environmental liabilities; the costs and effects of unanticipated legal proceedings; the successful implementation and achievement of internal performance goals; the impact of unusual items resulting from ongoing evaluations of business strategies and asset valuations and changes in business strategy.


                       RESULTS OF OPERATIONS

Net Income
----------

        Connecticut Energy's consolidated net income for the three and six months ended March 31, 1997 and 1996 is detailed below:

                                      Three Months Ended   Six Months Ended
                                            March 31,          March 31,
                                      ------------------   ----------------
(in thousands, except per share)        1997       1996      1997     1996
                                        ----       ----      ----     ----

Net Income                            $15,211  $14,635     $20,620  $19,664
                                      =======  =======     =======  =======
Net Income per Share                  $  1.67  $  1.64     $  2.28  $  2.21
                                      =======  =======     =======  =======
Weighted Average Shares Outstanding     9,085    8,904       9,050    8,887
                                      -------  -------     -------  -------

        Net income for the three and six months ended March 31, 1997 increased approximately 4% and 5%, respectively, compared to the three and six months ended March 31, 1996.

        Gross margin for the three months ended March 31, 1997 was approximately 4% lower compared to the three months ended March 31, 1996 principally due to a timing difference in accrued unbilled revenues. The decrease in gross margin was more than offset by lower expenses in the areas of operations, maintenance, taxes and short-term interest as well as by the receipt of interest income from one of Southern's interstate pipeline suppliers related to Southern's prepayment of transition costs associated with Federal Energy Regulatory Commission ("FERC") Order No. 636.

        The increase in net income for the six months ended March 31, 1997 was principally attributed to lower expenses for maintenance, taxes and short-term interest as well as the receipt of interest income on prepaid transition costs as described above. Higher expenses for depreciation and long-term debt interest partially offset these positive effects on net income.

Total Sales and Transportation Volumes
--------------------------------------

        Total volumes of gas sold and transported by the Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), for the three and six months ended March 31, 1997 were 14,829 and 26,604 MMcf, respectively, representing increases of approximately 12% and 10% compared to the corresponding 1996 periods. These increases were primarily attributable to increased on-system interruptible sales and off-system sales and transportation volumes, which offset the effects of lower firm sales volumes principally due to warmer weather during the 1997 periods. Additionally, this category includes volumes associated with service under Southern's firm transportation tariffs, which commenced during the quarter ended June 30, 1996.

Firm Sales and Transportation Volumes
-------------------------------------

        Firm sales and transportation volumes for the three and six months ended March 31, 1997 decreased approximately 14% and 8%, respectively, compared to the corresponding 1996 periods. The decreases were primarily due to weather which was approximately 12% and 10% warmer, respectively, than the three and six months ended March 31, 1996. Growth in Southern's customer base and the continued conversions of nonheating customers to heating customers partially offset the overall decrease in this category.

Interruptible Sales and Transportation Volumes
----------------------------------------------

        Margins earned on volumes delivered to interruptible customers vary depending upon the relationship of the market price for alternate fuels to the cost of natural gas and related transportation. Additionally, on-system margins earned, net of gross earnings tax, from interruptible services in excess of an annual target were being allocated through a margin sharing mechanism between Southern and its firm customers. Beginning June
1, 1996, excess on-system margins earned that would have been returned to Southern's firm customers have been redirected, with Connecticut Department of Public Utility Control ("DPUC") approval, to fund certain economic development and hardship assistance programs.

        The chart below depicts volumes of gas sold to and transported for on-system interruptible customers, off-system sales volumes and off-system transportation volumes under a special contract with The Connecticut Light and Power Company for its Devon generating station as well as gross margins earned and retained due to the margin sharing mechanism on these services for the three and six months ended March 31, 1997 and 1996, respectively:

                                       Three Months Ended   Six Months Ended
                                             March 31,          March 31,
                                       -------------------  ----------------
(dollars in thousands)                   1997       1996     1997       1996
                                         ----       ----     ----       ----

Gross Margin Earned                      $3,650   $3,058    $ 7,046   $5,896
                                         ======   ======    =======   ======
Gross Margin Retained                    $2,878   $2,829    $ 3,950   $3,811
                                         ======   ======    =======   ======
Volumes Sold and Transported (MMcf)       5,332    2,179     10,293    6,485
                                         ------   ------    -------   ------

        Gross margin retained represents the difference between gross margin earned and margin to be returned through the margin sharing mechanism. Gross margins earned and retained by Southern were higher for the three and six months ended March 31, 1997 compared to the corresponding 1996 periods principally due to higher margins earned from on-system interruptible and off-system sales. Margins from these sales were higher primarily due to higher levels of interruptible sales and services as a result of the warmer weather in the 1997 periods. Higher margins to be returned for the three and six months ended March 31, 1997 were principally due to the change in sharing mechanism for certain off-system services as of April 1, 1996, which increased the allocation of margins to be returned to firm customers from 50% to 85%.

        Volumes for the three and six months ended March 31, 1997 were higher compared to the corresponding 1996 periods primarily due to increases in on-system interruptible sales and off-system sales and transportation volumes related to the warmer weather during the 1997 periods.

Gross Margin
------------

        Gross margin for the three months ended March 31, 1997 was approximately 4% lower than gross margin for the three months ended March 31, 1996. This variance in margins was primarily the result of a timing difference in accrued unbilled revenues, which will reverse in subsequent periods. Gross margin for the six months ended March 31, 1997 was relatively unchanged compared to the corresponding 1996 period.

        Southern's firm rates include a Weather Normalization Adjustment clause ("WNA") which allows Southern to charge or credit the non-gas portion of its firm rates to reflect deviations from normal weather. Because weather during the three and six months ended March 31, 1997, was approximately 9% and 5% warmer than normal, respectively, the operation of the WNA collected approximately $4,113,000 and $3,080,000, respectively, from firm customers during those periods. This compares to a return to firm customers during the three and six months ended March 31, 1996 of approximately $1,613,000 and $2,511,000, respectively.

        Southern's firm rates also include a Purchased Gas Adjustment clause ("PGA") which allows Southern to flow through to its customers, through periodic adjustments to amounts billed, increased or decreased costs incurred for purchased gas compared to base rate levels without affecting gross margin. The operation of Southern's PGA increased revenues and gas costs for the three and six months ended March 31, 1997 by approximately $3,993,000 and $5,279,000, respectively. For the three and six months ended March 31, 1996, PGA adjustments increased revenues and gas costs by approximately $5,746,000 and $6,035,000, respectively.

Operations Expense
------------------

        Operations expense for the three months ended March 31, 1997 decreased approximately 6% compared to the corresponding 1996 period primarily due to lower uncollectibles expense related to the absence of certain amortizations allowed by the DPUC. The amounts allowed, relating to Southern's 3-Way Payment Plan, were amortized over a three year period which ended December 31, 1996. Lower insurance reserves and regulatory commission expense also contributed to the decrease in operations expense for the 1997 quarter. Operations expense for the six months ended March 31, 1997 remained relatively unchanged compared to the six months ended March 31, 1996.

Depreciation Expense
--------------------

        Depreciation expense for the three and six months ended March 31, 1997 increased approximately 5% compared to the corresponding
1996 periods. The increases were primarily due to additions to plant in service by Southern.

Federal and State Income Taxes
------------------------------

        The total provision for federal and state income taxes for the three and six months ended March 31, 1997 decreased approximately 6% and 3%, respectively, compared to the corresponding 1996 periods. These decreases were primarily due to a lower effective tax rate related to the flow-through effect of deferred gas costs which decreased taxable income and, to a lesser extent, a reduction in the statutory state income tax rate.

Municipal, Gross Earnings and Other Taxes
-----------------------------------------

        Municipal, gross earnings and other taxes decreased approximately 10% for the three months ended March 31, 1997 compared to the corresponding 1996 period. This was primarily due to a decrease in gross earnings tax resulting from lower operating revenues in the 1997 quarter.

Other (Income) Deductions, Net
------------------------------

        Other income for the three and six months ended March 31, 1997 was higher compared to the corresponding 1996 periods due to the receipt of approximately $974,000 in interest income from one of Southern's interstate pipeline suppliers related to Southern's prepayment of transition costs associated with FERC Order No. 636.

Interest Expense
----------------

        Total interest expense increased approximately 3% and 5% for the three and six months ended March 31, 1997, respectively, compared to the corresponding 1996 periods primarily due to higher long-term debt costs associated with the issuance of $20,000,000 in secured Medium-Term Notes in August 1996. Higher short-term debt costs due to higher average short-term borrowings were offset by lower interest expense on deferred gas cost and margin sharing balances in the 1997 periods compared to the 1996 periods.


                      LIQUIDITY AND CAPITAL RESOURCES


Operating Activities
--------------------

        The seasonal nature of Southern's business creates large-short-term cash demands primarily to finance gas purchases, customer accounts receivable and certain tax payments. To provide these funds, as well as funds for capital expenditure programs and other corporate purposes, Connecticut Energy and Southern have credit lines with a number of banks as detailed below:

                                                   Shared
                    Connecticut               Connecticut Energy/
                      Energy      Southern          Southern           Total
                    -----------   --------    -------------------      -----

Committed Lines     $5,000,000   $32,000,000     $20,000,000       $57,000,000

Uncommitted Lines      ---       $10,000,000     $ 8,000,000       $18,000,000

        At March 31, 1997, the Company had unused lines of credit of $44,600,000. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

        Operating cash flows for the six months ended March 31, 1997 were lower compared to the corresponding 1996 period principally due to the effect of warmer weather on the operation of the PGA, timing of the payments in general accounts payable, lower accrued tax balances and increased cash requirements related to the timing of funding of certain employee benefit plan contributions. Partially offsetting the overall reduction in operating cash flows was the receipt of approximately $974,000 in interest income related to Southern's prepayment of transition costs. The decrease in operating cash flows for the 1997 period was also offset by the receipt of approximately $3,014,000 in interstate pipeline refunds and approximately $1,666,000 in previously paid transition costs, which have not yet been returned to firm customers, and balances related to margins earned, which will be used to fund certain economic development initiatives in Bridgeport and to provide grants to customers to reduce Southern's hardship arrearage balances.

Investing Activities
--------------------

        Capital expenditures approximated $11,526,000 and $8,472,000 for the six months ended March 31, 1997 and 1996, respectively. Capital expenditures for the six months ended March 31, 1997 were approximately 36% higher than the 1996 period due to the impact of less severe winter weather on construction activity. On an annual basis, Southern relies upon cash flows from operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.

Financing Activities
--------------------

        On April 23, 1997, the Company filed a Registration Statement with the SEC for a proposed offering of up to 1,750,000 shares of its common stock. It is a shelf registration pursuant to which new equity capital will be raised in increments, from time to time, depending upon market conditions and proceeds will be used for the repayment of short-term debt and for other general corporate purposes. The method, timing and amounts of any future financings by the Company or its subsidiaries will depend on a variety of factors, including capitalization ratios, coverage ratios, interest costs, the state of the capital markets and general economic conditions.

Rate Matters
------------

        On April 23, 1997, the DPUC issued a final Decision in Docket
No. 96-01-28, DPUC Review of the Purchased Gas Adjustment Clause.  In
              --------------------------------------------------
this docket, the DPUC conducted a review to determine what modifications, if any, should be made to the PGA clause utilized by Connecticut's three local gas distribution companies ("LDCs"). This review was conducted to consider the impact of deregulation on the gas industry.

        In its Decision, the DPUC determined that the PGA clause should continue because it has been found to be an effective tool in controlling volatility in earnings resulting from the instability of gas prices. The DPUC also ruled that the LDCs will continue to be allowed to recover wellhead to city gate purchased gas costs and certain producer reservation fees within their PGA clause and determined that gross earnings tax is another valid expense appropriate for recovery.
In the same manner, a decrease in any of these expenses incurred by the LDCs will be refunded to customers through the operation of the PGA. A technical meeting will be scheduled by June 1, 1997 for the purpose of determining the effective date of including gross earnings tax within the PGA.

        Other modifications specified in this Decision include the standardization of PGA filings and a change in the frequency of PGA review from monthly to semi-annually beginning in October 1997.

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


                         PART II- OTHER INFORMATION


Items 3 and 5 are inapplicable.

Item 1.         Legal Proceedings
                -----------------

                In a class action styled Connecticut Heating & Cooling Contractors Association, Inc. v. Connecticut Natural Gas Corp., Connecticut Superior Court - Middlesex, two trade associations and two plumbing and heating contractors in November 1995 sued Southern as well as the other
                Connecticut LDCs for violations of the Connecticut Unfair Trade Practices Act and tortious interference with business expectancies in connection with the LDCs' provision of service and maintenance to heating, cooling and ventilating systems and appliances. An Amended Complaint was filed in response to motions filed by the defendants in which one of the two contractor plaintiffs was removed from the case. The plaintiffs seek declaratory and injunctive relief. The plaintiffs seek treble damages in excess of $15,000, punitive damages and attorneys' fees. Southern and one of the other defendants filed a Motion to Strike the Complaint on the grounds of misjoinder of causes of action. The Court granted Southern's Motion to Strike. The plaintiffs then filed a substituted complaint which added conspiracy and antitrust allegations in an effort to cure the defects raised in the Motion to Strike. Southern is preparing a Request to Revise the new complaint and will review it for another Motion to Strike. Southern intends to vigorously defend itself in this suit, which management believes is without merit. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse impact on the Company's financial condition or results of operations.

Item 2.         Changes in Securities
                ---------------------

                During the second quarter, a total of 52,247 shares of unregistered common stock were issued to five senior officers of the Company pursuant to the Company's 1997 Restricted Stock Award Plan. Such shares are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 4.         Submission of Matters to a Vote of Security-Holders
                ---------------------------------------------------

        (a)     The annual meeting of the registrant was held on January
                28, 1997.

        (b)     Election of Directors:

                                                                           Non-
                                             For      Against   Abstain    Vote
                                             ---      -------   -------    ----

                J. R. Crespo              7,345,295   122,382      0        0
                Richard R. Freeman        7,349,820   117,857      0        0
                Newman M. Marsilius III   7,350,747   116,930      0        0

        (c) Election to employ the firm of Coopers & Lybrand L.L.P. as the independent accountants to audit the books and affairs of the registrant and its subsidiaries for the 1997 fiscal year:

                                                                          Non-
                                             For      Against   Abstain   Vote
                                             ---      -------   -------   ----

                Coopers & Lybrand L.L.P.  7,330,798    57,279    79,600    0

        (d)     Election to approve 1997 Restricted Stock Award Plan:

                                                                          Non-
                                             For      Against   Abstain   Vote
                                             ---      -------   -------   ----

                1997 Restricted
                Stock Award Plan          6,574,322   538,754   296,010  58,591

        (e)     Election to approve Non-Employee Director Stock Plan:

                                                                          Non-
                                             For      Against   Abstain   Vote
                                             ---      -------   -------   ----
               Non-Employee Director
               Stock Plan                 6,485,228   596,517   327,341  58,591

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

        (a)     Exhibits:

                Exhibit 10(a) - Connecticut Energy Corporation 1997 Restricted Stock Award Plan is filed herewith at pages 23 to 35.

                Exhibit 10(b) - Connecticut Energy Corporation Non-Employee Director Stock Plan is filed herewith at pages 36 to 40.

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

                                     CONNECTICUT ENERGY CORPORATION
                                              (Registrant)


DATE: May 13, 1997                    /s/  Vincent L. Ammann, Jr.
      ------------                   ----------------------------
                                         Vincent L. Ammann, Jr.
                                          Vice President and
                                       Chief Accounting Officer