Form 10-Q
period 1997-06-30
CONNECTICUT ENERGY CORP
filed 1997-08-13
CIK 310103

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            ________


                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X     No


       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes         No


                                       PART I.  FINANCIAL INFORMATION
                                       CONNECTICUT ENERGY CORPORATION

                                        ITEM 1.  FINANCIAL STATEMENTS
                                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Dollars in thousands, except per share)
                                                 (Unaudited)

                                                           Three Months Ended           Nine Months Ended
                                                                 June 30,                    June 30,
                                                        -----------------------      ------------------------
                                                             1997           1996          1997           1996
                                                             ----           ----          ----           ----

   Operating Revenues.............................      $  44,026      $  43,954     $ 225,765      $ 233,918
   Purchased gas..................................         22,539         22,827       118,584        127,086
                                                        ---------      ---------     ---------      ---------
   Gross margin...................................         21,487         21,127       107,181        106,832

   Operating Expenses:
     Operations...................................         11,482         11,130        38,120         37,723
     Maintenance..................................            853            848         2,781          2,959
     Depreciation.................................          3,988          3,639        11,810         11,113
     Federal and state income taxes...............           (865)          (809)       11,330         11,811
     Municipal, gross earnings and other taxes....          3,568          3,582        13,873         14,134
                                                        ---------      ---------     ---------      ---------
   Total operating expenses.......................         19,026         18,390        77,914         77,740
                                                        ---------      ---------     ---------      ---------
   Operating income...............................          2,461          2,737        29,267         29,092

   Other deductions (income), net.................            171            191          (420)           443

   Interest Expense:
     Interest on long-term debt and
       amortization of debt issue costs...........          3,079          2,700         9,242          8,103
     Other interest, net..........................            416            530         1,030          1,566
                                                        ---------       --------     ---------      ---------
   Total interest expense.........................          3,495          3,230        10,272          9,669
                                                        ---------       --------     ---------      ---------
   Net (Loss) Income..............................      $  (1,205)     $    (684)    $  19,415      $  18,980
                                                        =========      =========     =========      =========
   Net (loss) income per share....................      $   (0.13)     $   (0.08)    $    2.14      $    2.13
                                                        =========      =========     =========      =========
   Dividends paid per share.......................      $    0.33      $    0.33     $    0.99      $    0.98
                                                        ---------      ---------     ---------      ---------
   Weighted average number of common
     shares outstanding during period.............      9,129,030      8,942,188     9,076,400      8,905,632
                                                        ---------      ---------     ---------      ---------


                               See Notes to Consolidated Financial Statements.

                                             CONNECTICUT ENERGY CORPORATION

                                               CONSOLIDATED BALANCE SHEETS
                                        (Dollars in thousands, except per share)

                                                                        June 30,                Sept. 30,
                                                                          1997                    1996
                                                                        ---------              ---------
                                                                       (Unaudited)
     Assets
     ------

     Utility Plant:
       Gross utility plant.........................................      $390,699                $376,109
       Less: accumulated depreciation..............................       126,617                 118,348
                                                                         --------                --------
       Net utility plant...........................................       264,082                 257,761
     Nonutility property, net......................................         2,773                   2,804
                                                                         --------                --------
     Net utility plant and other property..........................       266,855                 260,565
                                                                         --------                --------
     Current Assets:
       Cash and cash equivalents...................................         7,073                   5,121
                                                                         --------                --------

       Accounts receivable.........................................        43,613                  33,615
       Less: allowance for doubtful accounts.......................         1,605                   2,742
                                                                         --------                --------
         Net accounts receivable...................................        42,008                  30,873
                                                                         --------                --------
       Accrued utility revenues, net...............................         2,783                   2,608
       Inventories.................................................        11,543                  15,331
       Prepaid expenses............................................         3,271                   1,841
                                                                         --------                --------
     Total current assets..........................................        66,678                  55,774
                                                                         --------                --------
     Deferred Charges and Other Assets:
       Unamortized debt expenses...................................         6,101                   6,238
       Unrecovered deferred income taxes...........................        42,371                  41,435
       Other.......................................................        42,542                  35,216
                                                                         --------                --------
     Total deferred charges and other assets.......................        91,014                  82,889
                                                                         --------                --------
     Total assets..................................................      $424,547                $399,228
                                                                         ========                ========


                                     See Notes to Consolidated Financial Statements.

                                             CONNECTICUT ENERGY CORPORATION

                                               CONSOLIDATED BALANCE SHEETS
                                        (Dollars in thousands, except per share)

                                                                        June 30,                Sept. 30,
                                                                          1997                     1996
                                                                       ----------               ---------
                                                                       (Unaudited)
     Capitalization and Liabilities
     ------------------------------

     Common Shareholders' Equity:
       Common Stock: authorized--20,000,000 shares, par value $1
         per share, issued and outstanding--9,150,247 shares;
         9,012,267 shares.........................................      $  9,150                $  9,012
       Capital in excess of par value.............................        94,048                  91,079
       Unearned compensation......................................        (1,104)                    ---
       Retained earnings..........................................        48,291                  37,870
                                                                        --------                --------
     Total common shareholders' equity............................       150,385                 137,961
                                                                        --------                --------
     Long-term debt...............................................       134,528                 138,727
                                                                        --------                --------
     Total capitalization.........................................       284,913                 276,688
                                                                        --------                --------
     Current Liabilities:
       Short-term borrowings......................................        19,300                  19,200
       Current maturities of long-term debt.......................         4,654                     595
       Accounts payable...........................................        11,130                  14,250
       Refunds due customers......................................         2,793                     202
       Federal, state and deferred income taxes...................         8,345                   2,424
       Property and other accrued taxes...........................         7,158                   5,555
       Interest payable...........................................         2,799                   3,569
       Customers' deposits........................................         1,804                   1,826
       Refundable purchased gas costs.............................         1,601                     520
       Other......................................................         4,439                   3,545
                                                                        --------                --------
     Total current liabilities....................................        64,023                  51,686
                                                                        --------                --------
     Deferred Credits:
       Deferred income taxes and investment tax credits...........        67,437                  65,381
       Other......................................................         8,174                   5,473
                                                                        --------                --------
     Total deferred credits.......................................        75,611                  70,854
                                                                        --------                --------
     Total capitalization and liabilities.........................      $424,547                $399,228
                                                                        ========                ========


                                     See Notes to Consolidated Financial Statements.

                                             CONNECTICUT ENERGY CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)
                                                       (Unaudited)

                                                                                    Nine Months Ended
                                                                                         June 30,
                                                                                    -----------------
                                                                                    1997          1996
                                                                                    ----          ----
     Net cash provided by operating activities..............................      $26,255       $28,847
                                                                                  -------       -------
     Cash Flows from Investing Activities:
       Capital expenditures.................................................      (18,178)      (15,931)
       Contributions in aid of construction.................................           42            45
       Payments for retirement of utility plant.............................         (240)          (26)
       Energy ventures......................................................          ---        (1,966)
                                                                                  -------       -------
     Net cash used by investing activities..................................      (18,376)      (17,878)
                                                                                  -------       -------
     Cash Flows from Financing Activities:
       Dividends paid on common stock.......................................       (8,994)       (8,732)
       Issuance of common stock.............................................        3,107         2,208
       Repayments of long-term debt.........................................         (140)         (140)
       Increase (decrease) in short-term borrowings.........................          100        (4,500)
                                                                                  -------       -------
     Net cash used by financing activities..................................       (5,927)      (11,164)
                                                                                  -------       -------
     Net increase (decrease) in cash and cash equivalents...................        1,952          (195)
     Cash and cash equivalents at beginning of period.......................        5,121         4,635
                                                                                  -------       -------
     Cash and cash equivalents at end of period.............................      $ 7,073       $ 4,440
                                                                                  =======       =======
     Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
       Interest.............................................................      $11,486       $10,402
       Income taxes.........................................................      $ 4,291       $ 4,325



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

            Southern had net regulatory assets as of June 30, 1997 and September 30, 1996 of $58,243 and $59,281, respectively. These amounts are included in deferred charges and other assets and deferred credits in the consolidated balance sheets and are solely due to the application of the provisions of SFAS 71.

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

      3. Due to the seasonal nature of gas sales for space heating purposes by Southern, the results of operations for the nine months ended June 30, 1997 are not indicative of the results to be expected for the fiscal year ending September 30, 1997.

      4. Certain prior year amounts have been reclassified to conform with the current format of financial statement presentation.

      5. Deferred charges and other assets include amounts related to the following:

                                                           June 30,  Sept. 30,
As of                                                         1997       1996
-----------------------------------------------------------------------------
Hardship heating customer accounts receivable arrearages   $13,400    $11,753
Hardship heating customer assistance grant program           1,494          0
Energy assistance funding shortfall                            960      1,502
Prepaid pension and postretirement medical contributions    14,397     11,395
Conservation costs                                           4,583      3,954
Environmental evaluation costs                                 768        915
Nonqualified benefit plans                                   2,323      1,160
Gas holder costs                                               369        554
Investment in energy ventures                                1,941      1,960
Other                                                        2,307      2,023
                                                           -------    -------
                                                           $42,542    $35,216
                                                           =======    =======

      Southern has been allowed to recover various deferred charges in rates over periods ranging from three to five years in accordance with the DPUC's Decision in Southern's latest rate case.

      6. Deferred credits include amounts related to the following:

                                                           June 30,  Sept. 30,
As of                                                         1997       1996
-----------------------------------------------------------------------------
Interruptible margin sharing                                $  429     $  556
Nonqualified benefit plans                                   2,871      2,574
Insurance reserve                                            1,198        722
Hardship heating customer assistance grant program               0         75
Economic development initiatives                               727        675
FERC Order No. 636 transition costs                          1,820        187
Other                                                        1,129        684
                                                            ------     ------
                                                            $8,174     $5,473
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

                       RESULTS OF OPERATIONS

Net Income
----------

      Connecticut Energy's consolidated net income for the three and nine months ended June 30, 1997 and 1996 is detailed below:

                                      Three Months Ended   Nine Months Ended
                                            June 30,            June 30,
                                      ------------------   -----------------
(in thousands, except per share)         1997      1996       1997     1996
                                         ----      ----       ----     ----

Net (Loss) Income                     $(1,205)   $ (684)   $19,415  $18,980
                                      =======    ======    =======  =======
Net (Loss) Income per Share           $ (0.13)   $(0.08)   $  2.14  $  2.13
                                      =======    ======    =======  =======
Weighted Average Shares Outstanding     9,129     8,942      9,076    8,906
                                      -------    ------    -------  -------

      Factors which affected the higher net loss for the three months ended June 30, 1997 were lower interruptible margins and increased expenses for operations, depreciation and long-term debt interest. Increased firm margins and lower short-term interest expense compared to the corresponding 1996 period were partially offsetting.

      Net income for the nine months ended June 30, 1997 increased approximately 2% compared to the nine months ended June 30, 1996. Factors which contributed to increased net income for the 1997 period included higher firm margins, lower maintenance expense, lower provisions for federal and state income taxes, lower gross earnings tax and lower short-term interest expense. Partially offsetting these positive impacts on net income were slightly lower interruptible margins, higher depreciation expense and higher long-term debt interest.

Total Sales and Transportation Volumes
--------------------------------------

      Total volumes of gas sold and transported by the Company's principal subsidiary, The Southern Connecticut Gas Company
("Southern"), for the three and nine months ended June 30, 1997 were 10,296 and 36,900 MMcf, respectively, representing increases of approximately 42% and 17% compared to the corresponding 1996 periods. These increases were primarily attributable to increases in off-system sales and off-system transportation volumes. Additionally, this category includes volumes associated with service under Southern's firm transportation tariffs, which commenced during the quarter ended June 30, 1996.

Firm Sales and Transportation Volumes
-------------------------------------

      Firm sales and transportation volumes for the three months ended June 30, 1997 increased approximately 9% compared to the corresponding 1996 period. The increase was primarily due to weather which was approximately 10% colder than the 1996 quarter and growth in Southern's customer base.

      Firm sales and transportation volumes for the nine months ended June 30, 1997 decreased approximately 5% compared to the corresponding 1996 period. The decrease was primarily due to weather which was approximately 7% warmer than the nine months ended June 30, 1996. Growth in Southern's customer base and the continued conversions of nonheating customers to heating customers partially offset the overall decrease in this category.

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

      The chart below depicts volumes of gas sold to and transported for on-system interruptible customers, off-system sales volumes and off-system transportation volumes under a special contract with The Connecticut Light and Power Company for its Devon electric generating station as well as gross margins earned and retained due to the margin sharing mechanism on these services for the three and nine months ended June 30, 1997 and 1996, respectively:

                                       Three Months Ended   Nine Months Ended
                                             June 30,            June 30,
                                       ------------------   -----------------
(dollars in thousands)                  1997       1996      1997      1996
                                        ----       ----      ----      ----

Gross Margin Earned                    $2,690     $3,327    $9,736    $9,223
                                       ======     ======    ======    ======
Gross Margin Retained                  $2,435     $2,702    $6,385    $6,513
                                       ======     ======    ======    ======
Volumes Sold and Transported (MMcf)     6,581      3,866    16,873    10,351
                                       ------     ------    ------    ------

      Gross margin earned by Southern was lower for the three months ended June 30, 1997 compared to the corresponding 1996 period principally due to lower average market prices of alternate fuels.
Gross margin retained represents the difference between gross margin earned and margin to be returned through the margin sharing mechanism. Gross margin retained for the three months ended June
30, 1997 compared to the 1996 quarter was lower principally due to lower margin earned. Volumes sold and transported in the 1997 quarter were approximately 70% higher than the 1996 quarter principally due to increases in off-system transportation and sales activity.

      Gross margin earned for the nine months ended June 30, 1997 was higher than the comparable 1996 period principally due to increased on-system interruptible sales, off-system transportation and off-system sales activity for the period. Lower margin retained for the nine months ended June 30, 1997 was principally due to the change in sharing mechanism for certain off-system services as of April 1, 1996 which increased the allocation of margins to be returned to firm customers from 50% to 85%.

Gross Margin
------------

      Gross margin for the three months ended June 30, 1997 was approximately 2% higher than gross margin for the three months ended June 30, 1996. This variance in margins was primarily the result of increased firm margins compared to the 1996 quarter due to customer growth and conversions of nonheating customers to heating customers.

      Gross margin for the nine months ended June 30, 1997 was slightly higher compared to the corresponding 1996 period. Higher firm margins earned due to growth in Southern's customer base were partially offset by lower interruptible margins retained as well as lower revenues earned on bailment activities.

      Southern's firm rates include a Weather Normalization Adjustment clause ("WNA") which allows Southern to charge or credit the non-gas portion of its firm rates to reflect deviations from normal weather. Because weather during the three months ended June 30, 1997 was approximately 13% colder than normal, the operation of the WNA returned approximately $803,000 to firm customers. This compares to a return to firm customers during the three months ended June 30, 1996 of approximately $192,000. The operation of the WNA collected approximately $2,369,000 during the nine months ended June 30, 1997 due to weather which was approximately 3% warmer than normal. This compares to a return to firm customers of approximately $2,709,000 during the corresponding 1996 period.

      Southern's firm rates also include a Purchased Gas Adjustment clause ("PGA") which allows Southern to flow through to its customers, through periodic adjustments to amounts billed, increased or decreased costs incurred for purchased gas compared to base rate levels without affecting gross margin. The operation of Southern's PGA increased revenues and gas costs for the three and nine months ended June 30, 1997 by approximately $482,000 and $5,762,000, respectively. For the three and nine months ended June 30, 1996, PGA adjustments increased revenues and gas costs by approximately $593,000 and $6,628,000, respectively.

Operations Expense
------------------

      Operations expense for the three months ended June 30, 1997 increased approximately 3% compared to the corresponding 1996 period primarily due to a higher provision for uncollectibles, which was partially offset by the termination on December 31, 1996 of the amortization of amounts relating to Southern's 3-Way Payment Plan.

Depreciation Expense
--------------------

      Depreciation expense for the three and nine months ended June 30, 1997 increased approximately 10% and 6%, respectively, compared to the corresponding 1996 periods. The increases were primarily due to additions to plant in service by Southern.

Federal and State Income Taxes
------------------------------

      The total provision for federal and state income taxes for the nine months ended June 30, 1997 decreased approximately
4% compared to the corresponding 1996 period. This decrease was primarily due to a lower effective tax rate related to the flow-through effect of deferred gas costs which decreased taxable income as well as a reduction in the statutory state income tax rate.

Municipal, Gross Earnings and Other Taxes
-----------------------------------------

      Municipal, gross earnings and other taxes decreased approximately 2% for the nine months ended June 30, 1997 compared to the corresponding 1996 period primarily due to lower gross earnings tax due to lower revenues.

Other (Income) Deductions, Net
------------------------------

      Other income for the nine months ended June 30, 1997 was higher compared to the corresponding 1996 period primarily due to the receipt of approximately $974,000 in interest income from one of Southern's interstate pipeline suppliers related to Southern's prepayment of transition costs associated with Federal Energy
Regulatory Commission's Order No. 636.

Interest Expense
----------------

      Total interest expense increased approximately 8% and 6% for the three and nine months ended June 30, 1997, respectively, compared to the corresponding 1996 periods primarily due to higher long-term debt costs associated with the issuance of $20,000,000 in secured Medium-Term Notes in August 1996.

      For the quarter ended June 30, 1997 compared to the 1996 quarter, lower short-term interest expense on deferred gas cost balances was partially offset by increased short-term debt costs due to higher average short-term borrowings and a higher average annualized interest rate as well as higher short-term interest expense on pipeline refunds.

      For the nine months ended June 30, 1997 compared to the corresponding 1996 period, lower short-term interest expense on deferred gas cost and margin sharing balances was partially offset by higher interest expense for pipeline refunds and short-term borrowings.

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

      At June 30, 1997, the Company had unused lines of credit of $55,700,000. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

      Operating cash flows for the nine months ended June 30, 1997 were lower compared to the corresponding 1996 period principally due to the effect of warmer weather on the operation of the PGA and the timing of reductions in accounts payable balances. Partially offsetting the overall reduction in operating cash flows were a lower comparative increase in accounts receivable balances and a lower comparative reduction in revenue sharing balances.

Investing Activities
--------------------

      Capital expenditures approximated $18,136,000 and $15,886,000 for the nine months ended June 30, 1997 and 1996, respectively. Capital expenditures for the nine months ended June 30, 1997 were approximately 14% higher than the 1996 period due to the impact of less severe winter weather on construction activity. On an annual basis, Southern relies upon cash flows from operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.

Regulatory Matters
------------------

      In February 1997, the Company and Southern requested a
reopening of a DPUC Decision dated December 13, 1978, Docket No. 77-
08-28, Application of The Southern Connecticut Gas Company for
       -------------------------------------------------------
Approval of Corporate Reorganization and Merger and Formation of a
------------------------------------------------------------------
Holding Company, for the purpose of addressing changed conditions in
---------------
the Company's operations since that time, which include the dissolution of certain subsidiaries and deregulation of the natural gas marketplace resulting from recent federal and state regulatory actions. On May 21, 1997, the DPUC issued a Decision in the reopened docket. The Decision modified or eliminated several conditions relating to the Company's nonregulated subsidiaries. The Company believes those subsidiaries will now have more flexibility to compete in the rapidly changing energy market on both a financial and operational basis.

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

      (b)   Reports on Form 8-K:
            Form 8-K, dated April 23, 1997, concerning the
            Company's Form S-3 registration of 1,750,000 additional shares of common stock was filed with the Commission on July 10, 1997.



                                 SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONNECTICUT ENERGY CORPORATION
                                                (Registrant)




Date: August 13, 1997                 By:/s/  Vincent L. Ammann, Jr.
      ---------------                       ------------------------
                                              Vincent L. Ammann, Jr.
                                               Vice President and
                                            Chief Accounting Officer