Form 10-K405
period 1997-09-30
CONNECTICUT ENERGY CORP
filed 1997-12-04
CIK 310103

SECURITIES AND EXCHANGE COMMISSION
                               	WASHINGTON, DC 20549

                                    	FORM 10-K

                         FOR ANNUAL AND TRANSITION REPORTS
                     	PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         	SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X]  	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     	ACT OF 1934

                    For the fiscal year ended September 30, 1997

	                                   					OR

[ ]	  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the transition period from _____________ to _____________

                          	Commission file number 1-8369

                          CONNECTICUT ENERGY CORPORATION
             	(Exact name of registrant as specified in its charter)

       Connecticut					                              	       06-0869582
(State or Other Jurisdiction of					                      (I.R.S. Employer
 Incorporation or Organization)	                    				   Identification No.)

       855 Main Street
  Bridgeport, Connecticut						                                 06604
(Address of Principal Executive Offices)					                 (Zip Code)

               	Registrant's telephone number, including area code
                                	(800) 760-7776

           	Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class         					 Name of Each Exchange on Which Registered
---------------------------            ----------------------------------------
Common Stock ($1 par value)					                New York Stock Exchange

           	Securities registered pursuant to Section 12(g) of the Act:

                                      	None
                                	(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as of November 21, 1997:

                                  $259,070,351

            		APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes [ ]   No [ ]

         Class                 	         					Outstanding at November 21, 1997
--------------------------                    --------------------------------
Common Stock, $1 par value							                         10,209,669

                       	DOCUMENTS INCORPORATED BY REFERENCE

Portions of Connecticut Energy Corporation's 1997 Annual Report to Shareholders are incorporated into Part II and Part IV. Portions of Connecticut Energy Corporation's Definitive Proxy Statement dated December 12, 1997 are incorporated into Part III.

                                     	PART I
                                      ------

                          	CONNECTICUT ENERGY CORPORATION

Connecticut Energy Corporation ("Connecticut Energy" or "Company") and its subsidiaries and their representatives may, from time to time, make written or oral statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its annual report to shareholders, including its Form 10-K, which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995.

All statements other than the financial statements and other statements of historical facts included in this Form 10-K regarding the Company's financial position and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those stated in the forward-looking statements may include, but are not limited to, general and specific economic, financial and business conditions; federal and state regulatory, legislative and judicial developments which affect the Company or significant groups of its customers; the impact of competition on the Company's revenue; fluctuations in weather from normal levels; changes in development and operating costs; the availability and cost of natural gas;
the availability and terms of capital; exposure to environmental liabilities; the costs and effect of unanticipated legal proceedings; the successful implementation and achievement of internal performance goals; the impact of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

Item 1.  Business
-----------------

General
Connecticut Energy is a public utility holding company primarily engaged in the retail distribution of natural gas for residential, commercial and industrial uses through its principal subsidiary, The Southern Connecticut Gas Company ("Southern"), a Connecticut public service company. Southern's predecessor companies, New Haven Gas Company and The Bridgeport Gas Company, were originally incorporated in Connecticut in 1847 and 1849, respectively. The Company is exempt from registration under the Public Utility Holding Company Act of 1935.

Southern serves approximately 157,000 customers in Connecticut, primarily in twenty-two towns along the southern Connecticut coast from Westport to Old Saybrook, which include the urban communities of Bridgeport and New Haven. Southern is also authorized to lay mains and sell gas in an additional ten towns in its service area, but does not currently provide any service to these towns.

The percentage of Southern's revenues contributed by each class of customers for the last three fiscal years was as follows:

Years ended September 30, 					        1997          1996          1995
-----------------------------------------------------------------------
Residential						                      57.9%         58.0%         58.2%
Commercial firm		         					        19.5          21.4          20.5
Industrial firm							                  4.3           6.5           7.8
Firm transportation						               2.4	          0.3	          ---
Interruptible and other            	   15.9          13.8          13.5
                                      -----         -----         -----
                         						       100.0%        100.0%        100.0%
                                      =====         =====         =====
Southern is the sole distributor of natural gas, other than bottled gas, in its service area.  Oil and electricity compete with gas in most industrial and commercial markets and for residential space and water heating.  In general, Southern's firm rates are currently lower than electric rates for heating and, on average, are generally competitive with fuel oil.  Southern's gas sales are affected by seasonal factors, and it experiences higher revenues during the winter months.

In fiscal 1995, the Company formed two nonutility subsidiaries, CNE Development Corporation ("CNE Development") and CNE Energy Services Group, Inc. ("CNE Energy"). CNE Development is an equity holder in an entity formed to purchase and market natural gas and may potentially participate in other nonregulated activities; CNE Energy engages in activities relating to the selling, planning, purchasing and management of various energy services to commercial and industrial end users. In September 1997, CNE Energy formed a joint venture with Delmarva Power & Light Company's bulk energy group.
The alliance was formed to sell natural gas, electricity, fuel oil and other services in New York and New England. The new energy marketing and sales company will operate under the name Conectiv/CNE Energy Services, LLC ("Conectiv/CNE"). In addition to selling energy products, Conectiv/CNE will market a full range of energy-related planning, financial, operational and maintenance services to commercial, industrial and municipal customers located in New York and New England. This alliance replaces the joint venture between CNE Energy and Louis Dreyfus Energy Corp. which was terminated in August 1997.

In October 1996, the Company formed another nonutility subsidiary, CNE Venture-Tech, Inc. ("CNE Venture-Tech"). CNE Venture-Tech focuses on investing in technology companies and participating in ventures with technology partners serving the utility industry. In August 1997, CNE Venture-Tech made an initial investment in the Nth Power Technologies Fund I ("Nth Power") as a limited partner. Nth Power's venture capital fund invests in companies that produce or market technologically advanced, innovative energy-related products. Participation in the fund may provide business opportunities to its limited partners.

As of September 30, 1997, the Company, through its subsidiaries, had 501 full-time employees, the majority of whom were employees of Southern.

Customers

General
From 1992 through 1997, the average number of on-system customers served by Southern grew from approximately 152,100 to 156,600. Southern provides three types of gas service to its on-system customers: firm sales, firm transportation and interruptible. Firm service is provided to residential, commercial and industrial customers who require a continuous gas supply throughout the year. Southern serves approximately 181,000 firm residential units. Interruptible service is available to those customers that have dual fuel capabilities which allow them to alternate between natural gas and another fuel source. Firm service for residential use includes service to multi-family units. Firm transportation is available to commercial, industrial and multi-family customers who have secured their own gas supply and require that Southern transport this supply on its distribution system. Southern also provides transportation service to certain commercial and industrial customers on an interruptible basis, where the gas transported is owned by those customers.

Additionally, Southern has the approval of the Connecticut Department of Public Utility Control ("DPUC") to participate in the off-system sales market. If gas supplies are available after meeting on-system loads, Southern can sell to customers within Connecticut or in out-of-state markets. The customers to whom these sales are made are not permanent customers of Southern.

Firm Sales and Transportation
In 1997, firm services represented approximately 84% of operating revenues and approximately 47% of total gas throughput. Firm sales to industrial customers are likely to constitute a smaller percentage of Southern's future total sales due to the changing character of the local economy and continuing regulatory developments affecting the natural gas industry. See section entitled "Rates and Regulation" for further detail.

Southern concentrates on customer additions that are the most cost-effective to achieve. Over the past several years, Southern has focused on adding load along its existing mains, which generally requires a lower capital outlay. Approximately 59% of the residences along Southern's mains heat with natural gas. The conversion of these homes from an alternate fuel to natural gas heat has been a major factor in increased load growth.

Interruptible Sales, Transportation and Special Contract Services
Interruptible sales, which include off-system sales, and transportation services are priced flexibly and competitively compared to the price paid for alternate fuels by larger commercial and industrial customers. Southern's interruptible sales fluctuate primarily due to the relative price differentials between alternate fuels and natural gas as well as the availability of gas not needed to serve firm customers.

In addition to interruptible sales, Southern transports gas, on an interruptible basis, for delivery to certain large commercial and industrial consumers. Because of recent regulatory developments, end users can contract more easily than in the past for transportation service on interstate pipelines to transport natural gas supplies purchased from producers/ suppliers, rather than purchase gas solely from the local gas distribution company ("LDCs"). In Southern's service area, gas is transported to customers using interstate pipeline transportation and Southern's distribution system.

Interruptible transportation revenues are considerably less than revenues from gas sales because customers pay only a fee for the transportation service. Gas sales revenues include the cost of gas sold.

Southern provides service to The Connecticut Light and Power Company's Devon electric generating station in accordance with rates specified in a Special Contract for the Transportation of Gas.

In 1997, interruptible sales, transportation and Special Contract services represented approximately 15% of operating revenues and approximately 51% of total gas throughput.

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

Residential Market
In the residential heating market, 2,641 customers were added in 1997 compared to 1,866 customers in 1996 and 2,366 in 1995. Residential conversions accounted for 60% of these additions in 1997 compared to 52% in 1996 and 68% in 1995. Southern's residential marketing programs include
(1) a conversion burner program, (2) a high-efficiency heating program,
(3) a trade ally program and (4) service contracts for natural gas heating equipment. Southern also uses employee incentives to promote heating conversions.

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

Effective April 1, 1996, firm transportation service became available to commercial and industrial customers. As of September 30, 1997, there were 682 firm transportation customers purchasing natural gas directly from marketers. In these cases, Southern offers customers the opportunity to purchase additional services such as balancing or stand-by services.

Sales to cooling and cogeneration markets represent the potential for increasing natural gas usage. Advances in natural gas cooling technology, along with environmental and operational advantages, continue to increase the competitiveness of natural gas cooling in commercial buildings and for industrial process applications. Southern has added 9,912 tons of natural gas cooling since 1991. With the continuing deregulation of energy markets and advancements in natural gas turbine technologies, cogeneration is a viable economic solution for many industrial customers. For example, Yale University is installing a 13.5 megawatt cogeneration system that will provide both electricity and steam for many of its facilities.

Natural Gas Vehicles

Natural gas vehicles ("NGV") represent a significant opportunity to increase the base load usage of natural gas. Southern has been active in this market and has more than 130 natural gas vehicles operating in its service area. Customers include the U.S. Postal Service, The Southern New England Telephone Company, R. R. Donnelley and Sons, South Central Regional Water Authority, Bridgeport Hydraulic Company, the city of New Haven and the town of Westport.

More fleets are expected to add natural gas vehicles during the next five years as federal legislation requires fleets to "phase-in" the use of cleaner alternate fuel vehicles. Natural gas is the leading alternate fuel for vehicle use.

Southern's NGV marketing approach is designed to complement the federal phase-in of alternate fuels. This approach emphasizes developing NGV projects that serve multiple customers from central multi-fleet off-site stations.
This approach allows fleets to buy fuel at off-site facilities and avoid investment and maintenance required for on-site NGV facilities. Station developers can pool volumes from multiple customers and take advantage of economies of scale for better profitability.

As a method to increase demand for natural gas fuel, Southern is also assisting fleets to obtain state and federal grants whenever possible. In New Haven for instance, Southern helped the city and Yale to obtain more than $200,000 in federal and state grants to offset incremental natural gas vehicle costs.

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

Southern has storage service contracts with CNG Transmission. One contract provides one hundred days of storage service with 648,000 Mcf of annual delivery. The remaining term of this contract is fifteen years. Under other contracts which have remaining terms of six to ten years, CNG Transmission provides 773,000 Mcf of annual firm storage service and 1,028,000 Mcf of annual transportation service. The gas is stored by CNG Transmission and delivered to Southern under transportation contracts with Texas Eastern and Algonquin.

Algonquin furnishes only transportation services to Southern. The deliveries that Algonquin makes to Southern are gas supplies transported by other interstate pipelines interconnected to Algonquin.

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

Canadian Supply
Southern receives Canadian supply under its long-term contracts with Alberta Northeast with firm transportation provided by Iroquois. These supply contracts with Alberta Northeast provide Southern with 12,775,000 Mcf of firm Canadian supply annually. Supply agreements with Alberta Northeast have remaining terms of five to nine years, and the transportation agreement with Iroquois has a remaining term of fourteen years.

Supplemental Supply
Southern has an agreement with Distrigas to purchase 328,000 Mcf annually on a firm basis. This contract continues for five years and includes a provision for either vapor or liquid delivery, with an option to increase maximum daily delivery over the term of the contract. Additionally, Southern has interruptible purchase contracts with Distrigas.

Supplemental gas supplies from on-site liquefied natural gas ("LNG") and liquefied propane air storage facilities are available to meet peak and winter demand requirements. See section entitled "Connecticut Regulation" for the Decision in Docket No. 96-04-30.

FERC Order No. 636

FERC Order No. 636 resulted in costs being incurred by Southern's interstate pipeline suppliers as they unbundled their services. FERC has allowed transition costs to be recovered by pipelines from their customers. Southern has recovered transition costs through the various recovery mechanisms authorized by the DPUC in Docket No. 94-01-12. Included in the recovery are Tennessee transition costs, the final amount of which was approved as part of a settlement by the FERC in Tennessee Gas Pipeline Co., 79 FERC Par. 61, 031
(1997).

Straight-fixed-variable rates are in effect on the pipelines serving Southern as a result of FERC Order No. 636. Pipeline demand charges increased under the straight-fixed-variable rate design, while pipeline usage charges decreased. The change in gas costs due to straight-fixed-variable rates were incorporated in Southern's base cost of gas approved by the DPUC.

On July 16, 1996, the U.S. Court of Appeals for the District of Columbia Circuit in United Distribution Companies v. FERC, 88 F.3d 1105 (D.C. Cir.
1996), upheld FERC Order No. 636 "in its broad contours and in most of its specifics." The Court remanded a number of issues to FERC for further explanation.

On February 27, 1997 the FERC issued its order on remand, Order No. 636-C,
78 FERC Par. 61, 186 (1997). Of the major issues, the FERC reaffirmed its decision to allow natural gas pipelines to recover 100% of gas supply realignment costs caused by industry restructuring and modified its right of first refusal mechanism. The order directed pipelines to shorten from twenty to five years the period existing customers must agree to extend their contract in order to retain the right to continue service, a key ruling.

FERC Order No. 636 continues to have an effect on how Southern conducts its business, moving Southern to the next phase of unbundling behind its city gates. See section entitled "Rates and Regulation" for further detail.

Off-System Sales

Southern's off-system sales program maximizes the use of its gas supply contracts, improves the usage of Southern's capacity on pipeline systems and lowers gas costs to firm customers through established margin sharing mechanisms. Pursuant to the DPUC Decision regarding FERC Order No. 636, Southern is allowed to enter into off-system sales under flexible terms and pricing for periods of less than one year without prior approval of the DPUC. In fiscal 1997, Southern dispatched approximately 5,123,000 Mcf of volume as part of its off-system sales program.

Off-system sales are performed by Southern through an effective trading operation established over the last three years. Southern has established a recognized trading function in various natural gas markets in the United States. Southern's customers include other LDCs, marketers, electric generation and wholesale customers. Southern has pooling agreements and a unique asset base enabling it to deliver reliably and competitively along a significant portion of the Eastern pipeline grid under the full range of operating and marketing conditions.

Capacity release programs are available on all interstate pipelines serving Southern, and Southern actively participates in these programs. Demand charges recovered from a replacement shipper flow back as a reduction on the pipeline's monthly invoice. These demand reductions are used to lower gas costs to firm customers through established margin sharing mechanisms approved by the DPUC.

CNE Development has joined six other major eastern U.S. natural gas distribution companies or their affiliates to form the East Coast Natural Gas Cooperative, L.L.C. to access competitively priced gas supplies. Southern has experienced reduced gas costs and increased operational flexibility as a result of the activities of this cooperative.

Rates and Regulation

Connecticut Regulation
Southern is subject to the jurisdiction of the DPUC as to accounting, rates, charges, operating matters and the issuance of securities, both equity and debt, other than borrowings maturing in twelve months or less. Southern's firm sales rates change monthly pursuant to a DPUC-approved Purchased Gas Adjustment clause, under which purchased gas costs above or below a specified base cost are charged or credited to customers.

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

In April 1993, Southern filed an application with the DPUC for an increase in rates designed to produce additional revenues of approximately $27,900,000, or 13.67%, over test year revenues. Southern's base rates had not been increased since April 1990.

On December 1, 1993, the DPUC issued a final Decision on Southern's latest rate request. The Decision incorporated the Partial Settlement of Certain Issues ("Partial Settlement"), which was previously approved by the DPUC in September 1993, and resolved most of the significant financial aspects of Southern's original rate request, including an increase in base rates of $13,400,000 based upon Southern's sales forecast as originally filed, an allowed return on equity of 11.45% and the implementation of a Weather Normalization Adjustment. In addition, Southern was permitted to recover previously deferred costs over amortization periods from three to five years associated with shortfalls in energy assistance, its certified hardship arrearage forgiveness program, environmental remediation expenditures, economic development programs and undepreciated gas holder costs.

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

In January 1996, Southern requested a reopening of the 1993 rate proceeding to propose a plan to redirect excess on-system interruptible margins to be returned to ratepayers for calendar years 1996, 1997 and 1998 to two programs to fund certain economic development initiatives in Bridgeport and to provide grants to customers to reduce Southern's current hardship assistance balances. Southern estimated that margins to be collected over the proposed three-year period would be approximately $14,000,000, which would be divided equally between the programs. Southern's proposal related to the economic development initiatives in Bridgeport included job training and services, certain loan subsidies and health promotion outreach services. Redirection of ratepayer margins for hardship assistance balances would benefit Southern's hardship customers by reducing their accounts receivable arrearages and would benefit Southern by reducing its provision for uncollectibles for such accounts.

On April 26, 1996, the DPUC issued a final Decision regarding Southern's proposal. The DPUC effectively approved Southern's proposal with certain modifications in the direction of the Bridgeport economic development funding initiatives, the imposition of a cap of $6,000,000 per year of ratepayer margins to be split equally between the programs and certain implementation and status reporting requirements.

In August 1995, the DPUC issued a final Decision in Docket No. 94-11-12, DPUC Review of Connecticut Local Distribution Companies' Cost of Service Study Methodologies. In this docket, the DPUC investigated the issues surrounding the development of firm transportation rates at the state level in response to FERC Order No. 636. Effective April 1, 1996, commercial and industrial gas customers in Connecticut can contract for their gas supplies from sources other than the LDCs and pay the LDCs only for the transportation of that gas through their distribution systems at DPUC approved rates. The new firm transportation rates are designed to provide Southern with the same margins provided by bundled services.

In August 1997, the DPUC instituted Docket 97-07-11, DPUC Generic Investigation into Issues Associated with Unbundling of Natural Gas Services by Connecticut Local Distribution Companies. The purpose of this docket will be to review issues relative to firm transportation service in its present form and to consider prospective changes to the existing LDC tariffs. On September 22, 1997, Southern submitted testimony which addressed the issues identified by the DPUC as Phase I items. The Company also submitted a "Vision Statement" which generally described the Company's near-term plan to offer firm transportation service to all customers while simultaneously structuring the Company in order to phase out of providing the merchant service function. The Company is currently awaiting a schedule in this docket.

In August 1996, the DPUC issued a final Decision in Docket No. 96-04-30, Application of The Southern Connecticut Gas Company to Dispose of a Portion of Its Plant and Equipment. The DPUC approved certain proposals made by Southern regarding the operation of its LNG tank and related facilities, which include the sublease of the LNG tank and related facilities from Southern to its nonregulated affiliate, CNE Energy, which would, in turn, sublease the LNG facility to Total Peaking Services, L.L.C. The DPUC granted approval to move the LNG facility out of Southern and into an unregulated venture. However, federal approval necessary to finalize this venture and commence interstate operations is still pending.

In February 1997, the Company and Southern requested a reopening of a DPUC Decision dated December 13, 1978, Docket No. 77-08-28, Application of The Southern Connecticut Gas Company for Approval of Corporate Reorganization and Merger and Formation of a Holding Company, for the purpose of addressing changed conditions in the Company's operations since 1978, which include the dissolution of certain subsidiaries and deregulation of the natural gas marketplace. On May 21, 1997, the DPUC issued a Decision in the reopened docket. The Decision modified or eliminated several conditions relating to the Company's nonregulated subsidiaries. The Company believes those subsidiaries will now have more flexibility to compete in the rapidly changing energy market on both a financial and operational basis.

Southern, in accordance with Connecticut statutes, will undergo a periodic review of rates and services by the DPUC commencing in or after December 1997 if it does not file for a rate increase. A periodic review entails a complete review by the DPUC of Southern's financial and operating records. Public hearings will be held to determine whether the current rates are unreasonably discriminatory or more or less than just, reasonable and adequate. If Southern determines that a rate increase is required, a general rate case will be filed in lieu of a rate review.

Federal Regulation
Southern is affected by various federal regulations, including regulations which (1) provide for emergency authority and curtailment allocations under the Natural Gas Policy Act of 1978 when pipeline supplies are limited and
(2) establish certain retail policies for natural gas utilities under the Public Utility Regulatory Policies Act of 1978. Southern is also subject to the Natural Gas Pipeline Safety Act of 1968 with respect to the construction, operation and maintenance of its mains, services and LNG facilities as well as other federal regulations pertaining to safety standards concerning such facilities. Currently, these federal regulations have a minimal impact on Southern's day-to-day operations. Southern must comply with various federal, state and local regulations with respect to environmental matters (including hazardous waste regulation), local zoning and other regulations. To date, such regulations have not materially impacted Southern's capital expenditures, earnings or operations.

Regulations promulgated under the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992, which require reduced pollution levels and certain energy efficiency standards, have begun to affect Southern. Among other things, the Clean Air Act Amendments (1) impose stringent vehicle emissions standards beginning in 1994, (2) mandate the gradual phase-in of alternate fuel vehicles for fleets of more than ten vehicles beginning in 1998 and
(3) require power plants to phase-in significant emission reductions of sulfur dioxide and nitrogen oxide by the year 2000. Similarly, the Energy Policy Act of 1992 (1) requires that federal agencies begin phasing-in the use of alternate fuels in vehicles in 1993, (2) offers tax incentives to private parties who use or facilitate the use of alternate fuel vehicles and
(3) requires a lessening reliance on foreign fuels. In 1996, the FERC also issued Order No. 888, mandating that electric utilities provide open access transmission at wholesale. This Order has expanded opportunities for the sale of power from gas fired generating units. Over time, these regulations will likely lead to an increasing demand for natural gas. Southern already has begun to participate in the expanded markets for natural gas emerging due to these regulatory mandates.

Since 1986, FERC has effected major changes in the regulations governing the natural gas industry, especially FERC Order No. 636 which mandated the unbundling of interstate pipeline services. Although the Company is not subject to FERC jurisdiction, FERC's actions increase competition in the natural gas industry by requiring interstate pipeline companies to provide gas transportation to others on a nondiscriminatory basis.

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

On September 8, 1997, Southern received a letter from the DEP informing it that the three sites had been entered on the Connecticut Inventory of Hazardous Waste Sites. The letter states that the site located on Pine Street in Bridgeport, Connecticut may be of particular interest to the state of Connecticut because of its proximity to the Connecticut Department of Transportation expansion project of the U.S. Highway Route Number 95 Corridor. Placement of the sites on the Inventory of Hazardous Waste Sites means that the DEP may pursue remedial action pursuant to the Connecticut General Statutes.

Each site is located in an area that permits Southern to voluntarily perform any remedial action. Connecticut law also allows Southern to retain a Licensed Environmental Professional to conduct further environmental assessments and, if necessary, to develop remedial action plans in accordance with Connecticut Remediation Standard Regulations. Southern intends to confer with officials of the DEP and the Department of Transportation to establish priorities in connection with the environmental assessments.

Management cannot at this time predict the costs of any future site analysis and remediation, if any, nor can it estimate when any such costs, if any, would be incurred. While such future analytical and cleanup costs could possibly be significant, management believes, based upon the provisions of the Partial Settlement in Southern's most recent rate order and regulatory precedent with other LDCs in Connecticut, that Southern will be able to recover these costs through its customer rates. Although the method, timing and extent of any recovery remain uncertain, management currently does not expect that the incurrence of such costs will materially adversely impact the Company's financial condition or results of operations.

Item 2.  Properties
-------------------

The Company's physical plant and properties consist primarily of Southern's gas distribution facilities. Southern had 2,133 miles of main and 123,183 service units as of September 30, 1997. It leases office space in Bridgeport, New Haven, Orange and Madison, owns properties in Bridgeport and New Haven that were formerly manufacturing sites and owns a propane air facility in Trumbull.

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

Item 3.  Legal Proceedings
--------------------------

In a class action styled Connecticut Heating & Cooling Contractors
Association, Inc. v. Connecticut Natural Gas Corp., Connecticut Superior
Court - Middlesex, two trade associations and two plumbing and heating contractors in November 1995 sued Southern as well as the other Connecticut LDCs for violations of the Connecticut Unfair Trade Practices Act and tortious interference with business expectancies in connection with the LDCs' provision of service and maintenance to heating, cooling and ventilating systems and appliances. An Amended Complaint was filed in response to motions filed by the defendants in which one of the two contractor plaintiffs was removed from the case. In response to the court's granting a motion to strike the Complaint on the grounds of misjoinder filed by Southern and another defendant, the plaintiffs again amended their Complaint to add causes of action in conspiracy to violate the Connecticut Unfair Trade Practices Act and conspiracy to violate the antitrust laws. All three defendants have filed new motions to strike the latest complaint. The motions have not been argued, but should be heard by the end of the year. The plaintiffs seek declaratory and injunctive relief. The plaintiffs seek treble damages in excess of $15,000, punitive damages and attorneys' fees. Southern intends to defend itself vigorously in this suit, which management believes is without merit. In the opinion of management, resolution of this lawsuit is not expected to have a material adverse impact on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

                                   	PART II
                                    -------

Item 5.  Market for Common Stock Equity and Related Stockholder Matters
-----------------------------------------------------------------------

Common Stock Data
The Company's common stock is listed for trading on the New York Stock Exchange. The Company's common stock symbol is CNE.

The following table shows the quarterly high and low price ranges of the Company's common stock and quarterly dividends paid during the years ended September 30, 1997 and 1996.

Market Price and Dividend Data

1997 Quarters ended		              High		    Low		    Dividend
-------------------                ----      ---      --------
December 31, 1996		                $22 1/4		 $19 7/8		 $0.33
March 31, 1997			                  $24 3/8		 $21	     	$0.33
June 30, 1997			                   $24 1/4		 $22 1/4	 	$0.33
September 30, 1997		               $24 15/16	$22 3/8		 $0.33

1996 Quarters ended		              High		    Low		    Dividend
-------------------                ----      ---      --------
December 31, 1995		                $22 1/2	 	$19	      $0.325
March 31, 1996			                  $22 1/4	 	$18 5/8	 	$0.325
June 30, 1996			                   $20 7/8	  $18 7/8 		$0.33
September 30, 1996		               $20 3/8	 	$19 	    	$0.33

As of September 1997, the Company and its predecessors have paid 351 consecutive quarterly cash dividends. Cash dividends have been paid since 1850, and the Company currently expects that dividends will continue to be paid in the future.

The major source of funds for payment of the Company's dividends are the dividends received on the shares of Southern's common stock owned by the Company. Southern's indentures relating to long-term debt contain restrictions as to the declaration or payment of cash dividends on, or the reacquisition of, capital stock. Under the most restrictive of such provisions, $29,633,000 of retained earnings at September 30, 1997 was available for such purposes.

The approximate number of shareholders of record of the Company's common stock as of November 21, 1997 was 10,398.

Item 6.  Selected Financial Data
--------------------------------

The presentation under the "Eleven Year Financial Summary" for the five-year period ended September 30, 1997 on pages 38 and 39 of the Company's 1997 Annual Report to Shareholders is incorporated by reference herein.

Item 7.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
and Results of Operations
-------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 to 21 of the Company's 1997 Annual Report to Shareholders is incorporated by reference herein.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Common Shareholders' Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements on pages 22 to 35 and the Report of Independent Accountants on page 37 of the Company's 1997 Annual Report to Shareholders are incorporated by reference herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                   	PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Information required in this item regarding directors is contained in the Company's definitive Proxy Statement at pages 2 to 4, which will be mailed to shareholders on or about December 12, 1997, and is incorporated by reference herein. A list of executive officers of the registrant and Southern follows:

                                	Executive Officers of Connecticut Energy Corporation
                                                         	and
                                         	The Southern Connecticut Gas Company

Name and Age		        	          Position and Business Experience for the Past Five Years
------------                     --------------------------------------------------------

J. R. Crespo, 55			              Chairman, President and Chief Executive Officer of the Company and
				                             Southern (1990).

Thomas A. Trotta, 60		           Senior Vice President of the Company and Executive Vice President and
                             				Chief Operating Officer of Southern (1996), Executive Vice President and
                             				Chief Operating Officer of Southern (1995), Senior Vice President and
                             				Chief Operating Officer of Southern (1992).

Vincent L. Ammann, Jr., 38	      Vice President and Chief Accounting Officer of the Company and Vice
                             				President, Information Technology of Southern (1996), Vice President and
                             				Chief Accounting Officer of the Company and Group Vice President of
                             				Southern (1994), Vice President and Chief Accounting Officer of the
                             				Company and Southern (1991).

Samuel W. Bowlby, 59		           Vice President, General Counsel and Secretary of the Company and
                             				Southern (1997), Partner, Tyler, Cooper & Alcorn, New Haven, CT (1970-
                             				1997).

Carol A. Forest, 49	            	Vice President, Finance, Chief Financial Officer, Treasurer and Assistant
                             				Secretary of the Company and Southern (1996), Vice President, Finance,
                             				Chief Financial Officer and Treasurer of the Company and Southern
                             				(1991).

Janet L. Janczewski, 53	         Senior Corporate Counsel and Assistant Secretary of the Company
                             				and Southern (1997), Corporate Counsel of Southern (1989).

Michael H. Pinto, 70		           Vice President, Government Affairs of the Company (1991).

Salvatore A. Ardigliano, 48	     Vice President, Marketing and Gas Supply Services of Southern (1995),
                             				Vice President, Gas Supply Services of Southern (1995), Group Director,
                             				Gas Supply Services of Southern (1993), Director, Gas Control of Southern
                             				(1992).

James P. Healy, 55		             Vice President, Energy Services Planning of Southern (1995), Vice
                             				President, Information Technology of Southern (1992).

Ernest W. Karkut, 55		           Vice President, Purchasing and Plant Services of Southern (1994), Vice
                             				President, Customer Relations (1993), Vice President, Customer Support
                             				Services of Southern (1992).

Peter D. Loomis, 49		            Group Vice President, Customer and Operating Services of Southern
                             				(1995), Vice President, Distribution and Customer Service of Southern
                             				(1992).

Phyllis A. O'Brien, 52	         	Group Vice President of Southern (1996), Vice President, Accounting and
                             				Regulatory Services of Southern (1994), Vice President, Corporate and
                             				Regulatory Planning of Southern (1993), Group Director, Corporate
                             				Regulatory and Supply Planning of Southern (1991).

Patricia A. Younger, 55		        Vice President, Customer Relations of Southern (1995), Group Director,
                              			Customer Relations of Southern (1994), Director, Customer Information
                             				and Collections of Southern (1994), Director, Credit and Collections of
                             				Southern (1993), Manager, Credit and Collections of Southern (1986).

Item 11.  Executive Compensation
--------------------------------

Information required in this Item is contained in the Company's definitive Proxy Statement on pages 9 to 10, which will be mailed to shareholders on or about December 12, 1997, and is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Information required in this Item is contained in the Company's definitive Proxy Statement on pages 4 to 5, which will be mailed to shareholders on or about December 12, 1997, and is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Information required in this Item is contained in the Company's definitive Proxy Statement on pages 10 to 12, which will be mailed to shareholders on or about December 12, 1997, and is incorporated by reference herein.

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
    --------------------

Among the responses to this Item 14(a) are the following financial statements which are incorporated by reference herein in Item 8 above:

  	(i) Consolidated Statements of Income for the years ended September 30, 1997, 1996 and 1995.

 	(ii)	Consolidated Balance Sheets for the years ended September 30, 1997 and
       1996.

	(iii)	Consolidated Statements of Changes in Common Shareholders' Equity for
       the years ended September 30, 1997, 1996 and 1995.

 	(iv)	Consolidated Statements of Cash Flows for the years ended September 30,
       1997, 1996 and 1995.

  	(v)	Notes to Consolidated Financial Statements.

 	(vi)	Report of Independent Accountants.

 2. 	Financial Statements and Supplementary Data Required by Item 8
     --------------------------------------------------------------

 (A)	Schedule	            Description		                             		Page
     --------             -----------                                 ----

                       			Report of Independent Accountants on
                       			Financial Statement Schedules			             18

 		     II	               Valuation and Qualifying Accounts		          19

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

	    (4) Instruments Defining Rights of Security Holders, Including Indentures
         ---------------------------------------------------------------------

   	 (i)	Indenture between The Bridgeport Gas Light Company and The Bridgeport
City Trust Company, as Trustee, dated as of March 1, 1948.  Incorporated herein by reference to Exhibit 4(b) (1) to Connecticut Energy Corporation
Registration Statement 2-10566.

    (ii)	In addition to the Indenture referred to in 4 (i) hereof, there have been twenty-seven indentures supplemental thereto, copies of all of which the Company agrees to furnish to the Commission upon request.

	(10) Material Contracts
      ------------------

    	(i)	Gas Transportation Contract between Tennessee Gas Pipeline Company and
The Southern Connecticut Gas Company, Contract No. 10783, dated June 1, 1995, incorporated by reference to Form 10-K for the fiscal year ended September
30, 1996 at pages 24 to 32.

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

    	(x)	Storage Service Transportation Contract between Tennessee Gas Pipeline
Company and The Southern Connecticut Gas Company, Contract No. 542, dated
September 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996 at pages 33 to 42.

 	  (xi)	Storage Service Agreement (GSS) between CNG Transmission Corporation and The Southern Connecticut Gas Company, dated October 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 130 to 137.

  	(xii)	Storage Service Agreement (GSS-TE) between CNG Transmission
Corporation and The Southern Connecticut Gas Company, dated October 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996 at pages 43 to 50.

 	(xiii)	Storage Service Agreement (GSS-II) between CNG Transmission
Corporation and The Southern Connecticut Gas Company, dated September 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996 at pages 51 to 56.

   (xiv) Gas Storage Contract and Amendment No. 1, thereto, between Tennessee Gas Pipeline Company and The Southern Connecticut Gas Company, dated December 1, 1994 and July 1, 1995, respectively, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996 at pages 57 to 63.

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

  (xxix) Amended and Restated Deferred Compensation Agreement between The Southern Connecticut Gas Company and Connecticut Energy Corporation and
J. R. Crespo, dated November 8, 1996, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996 at pages 64 to 73.

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

 (xxxii) Agreement between The Southern Connecticut Gas Company and
Henry Chauncey, Jr. related to deferred compensation as a director, dated December 31, 1988, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1988 at pages 63 to 67.

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
Connecticut Energy Corporation and Carol A. Forest related to change in control, dated October 1, 1996, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996 at pages 74 to 83.

	(xxxvi)	Agreement between The Southern Connecticut Gas Company and
Connecticut Energy Corporation and Thomas A. Trotta related to change in control, dated October 1, 1996, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996 at pages 94 to 104.

(xxxvii) Connecticut Energy Corporation 1997 Restricted Stock Award Plan, dated January 28, 1997, incorporated by reference to Form 10-Q for the quarter ended March 31, 1997 at pages 23 to 35.

(xxxviii) Connecticut Energy Corporation Non-Employee Director Stock Plan, dated January 28, 1997, incorporated by reference to Form 10-Q for the quarter ended March 31, 1997 at pages 36 to 40.

	(13) Annual Report to Security Holders
      ---------------------------------

     The Company's 1997 Annual Report to Shareholders is filed herewith at pages 22 to 45. Such exhibit includes only those portions thereof which are expressly incorporated by reference in this Form 10-K.

	(21) Subsidiaries of the Registrant
      ------------------------------

    	A list of the Company's subsidiaries is filed herewith at page 46.

	(27) Financial Data Schedule
      -----------------------

     Financial Data Schedule UT is submitted only in electronic format to the Securities and Exchange Commission.

     (B) Reports on Form 8-K filed during the last quarter of 1997:

Form 8-K, dated April 23, 1997, concerning the Company's Form S-3 registration of 1,750,000 additional shares of common stock was filed with the Securities and Exchange Commission on July 10, 1997.

Form 8-K, dated September 8, 1997, concerning the Company's receipt of a letter from the DEP regarding the revised status of its three sites formerly used for coal gasification operations was filed with the Securities and Exchange Commission on September 10, 1997.


     	REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
      -----------------------------------------------------------------

To the Board of Directors and Shareholders of Connecticut Energy Corporation:

Our report on the consolidated financial statements of Connecticut Energy Corporation has been incorporated by reference in this Form 10-K from page 37 of the 1997 Annual Report to Shareholders of Connecticut Energy Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.
----------------------------
New York, New York
October 31, 1997



                       	CONSENT OF INDEPENDENT ACCOUNTANTS
                        ----------------------------------

We consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 333-25691) and Form S-8 (No. 33-39245 and 33-51763) of Connecticut Energy Corporation of our report dated October 31, 1997, on our audits of the consolidated financial statements and financial statement schedule of Connecticut Energy Corporation as of September 30, 1997 and 1996, and for the years ended September 30, 1997, 1996 and 1995, appearing on page 37 of the 1997 Annual Report to Shareholders of Connecticut Energy Corporation which is incorporated by reference in this Annual Report on Form 10-K.



/s/ Coopers & Lybrand L.L.P.
----------------------------
New York, New York
December 4, 1997

                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                      CONNECTICUT ENERGY CORPORATION

                              Years Ended September 30, 1997, 1996 and 1995
(in thousands)

                       Col. A		       Col. B		       Col. C 		     Col. D		        Col. E
                       ------         ------         ------        ------          ------
                                             Additions
			                    Balance at  	  Charged to	    Charged to   		    	          Balance
			                    Beginning	     Costs and    	 Other	  			                   at End of
Description		          of Period	     Expenses 	     Accounts	      Deductions  	  Period
-----------            ---------      --------       --------       ----------     ------
Allowance for
Doubtful Accounts
1997 (1)		               $2,742       	$7,297  		     $2,851 (2)     	$9,942 (3)   $2,948
1996 (1)		               $3,553       	$6,549        	$1,826 (2)     	$9,186 (3)   $2,742
1995 (1)		               $3,747       	$6,548        	$2,235 (2)     	$8,977 (3)   $3,553


Notes:
------

(1) Reserve deducted in the Consolidated Balance Sheet from the asset to which it applies
(2) Recoveries on accounts previously charged off
(3) Accounts charged off as uncollectible

                                     	SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       CONNECTICUT ENERGY CORPORATION
               	(Registrant)


By: /s/ J. R. Crespo
    -------------------------------------
    J. R. Crespo, Chairman,
    President and Chief Executive Officer
    Dated:  November 25, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Henry Chauncey, Jr.            		By: /s/ Newman M. Marsilius, III
    -----------------------------------      ----------------------------------
    Henry Chauncey, Jr., Director			  	      Newman M. Marsilius, III, Director
    Dated:  November 25, 1997				            Dated:  November 25, 1997


By: /s/ James P. Comer                   By: /s/ Samuel M. Sugden
    -----------------------------------      ---------------------------------
    James P. Comer, M.D., Director			        Samuel M. Sugden, Director
    Dated:  November 25, 1997			 	           Dated:  November 25, 1997


By: /s/ J. R. Crespo                    		By: /s/ Christopher D. Turner
    ------------------------------------      --------------------------------
    J. R. Crespo, Chairman,         				      Christopher D. Turner, Director
    President and Chief Executive Officer			  Dated:  November 22, 1997
    Dated:  November 25, 1997


By: /s/ Richard F. Freeman                By: /s/ Helen B. Wasserman
    -----------------------------------       --------------------------------
    Richard F. Freeman, Director				          Helen B. Wasserman, Director
    Dated:  November 25, 1997				             Dated:  November 25, 1997


By: /s/ Richard M. Hoyt                   By: /s/ Vincent L. Ammann, Jr.
    ----------------------------------        --------------------------------
    Richard M. Hoyt, Director		      	 	      Vincent L. Ammann, Jr.
    Dated:  November 25, 1997		       		      Vice President and Chief
                                              Accounting Officer
                                              (Principal Accounting Officer)
                                 							      Dated:  November 25, 1997


By: /s/ Paul H. Johnson                 		By: /s/ Carol A. Forest
    -----------------------------------       --------------------------------
    Paul H. Johnson, Director    				         Carol A. Forest, Vice President,
    Dated:  November 25, 1997				             Finance, Chief Financial Officer,
                                              Treasurer and Assistant
                                              Secretary (Principal Financial
                                 							      Officer)
                                 							      Dated: November 25, 1997