Form 10-Q
period 1997-12-31
CONNECTICUT ENERGY CORP
filed 1998-02-13
CIK 310103

SECURITIES AND EXCHANGE COMMISSION
                               	WASHINGTON, DC 20549

                                    	FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended December 31, 1997

                                       	OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ____________ to  ____________

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                          					Outstanding at February 6, 1998
--------------------------                     -------------------------------
Common Stock, $1 par value						                         10,230,431

                              PART 1.   FINANCIAL INFORMATION
                              CONNECTICUT ENERGY CORPORATION

                              ITEM 1.   FINANCIAL STATEMENTS
                             CONSOLIDATED STATEMENTS OF INCOME
                          (Dollars in thousands, except per share)
                                       (Unaudited)

								                                                          Three Months Ended
                                                								                Dec. 31,
                                                                ----------------------
                                                                     1997	        1996
                                                                     ----         ----

Operating Revenues............................................  $  76,507    $  74,873
Purchased gas.................................................	    42,476	      40,309
                                                                ---------    ---------
Gross margin..................................................		   34,031       34,564

Operating Expenses:
  Operations..................................................     12,789	      13,148
  Maintenance.................................................        938          915
  Depreciation................................................      4,240 	      3,911
  Federal and state income taxes..............................		    4,496	       3,353
  Municipal, gross earnings and other taxes...................		    2,202        4,231
                                                                ---------    ---------
Total operating expenses......................................		   24,665       25,558
                                                                ---------    ---------
Operating income..............................................		    9,366        9,006

Other (income) deductions, net................................		      (57)         264

Interest Expense:
  Interest on long-term debt and amortization
    of debt issue costs.......................................	     3,068 	      3,082
  Other interest, net.........................................		      189          251
                                                                ---------    ---------
Total interest expense........................................	     3,257        3,333
                                                                ---------    ---------
Net Income....................................................		$   6,166    $   5,409
                                                                =========    =========
Net income per share - Basic..................................		$    0.64	   $    0.60
                                                                =========    =========
Net income per share - Diluted................................	 $    0.64    $    0.60
                                                                =========    =========
Dividends paid per share......................................		$    0.33    $    0.33
                                                                =========    =========
Weighted average common shares outstanding
  during period - Basic.......................................	 9,617,544	   9,016,065
                                                                ---------    ---------
Weighted average common shares outstanding
  during period - Diluted.....................................  9,669,791	   9,016,065
                                                                ---------    ---------

                      See Notes to Consolidated Financial Statements.

                               CONNECTICUT ENERGY CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands, except per share)

                                                       							      Dec. 31, 	 	Sept. 30,
                                                                      1997        1997
                                                                   ---------    ---------
                                                                  (Unaudited)

Assets
------

Utility Plant:
  Gross utility plant........................................	      $404,953		  $399,675
  Less:  accumulated depreciation............................	       134,396		   130,553
                                                                    --------    --------
  Net utility plant..........................................	       270,557		   269,122
Nonutility property, net.....................................	         4,036		     3,343
                                                                    --------    --------
Net utility plant and other property.........................	       274,593		   272,465
                                                                    --------    --------
Current Assets:
  Cash and cash equivalents..................................	         7,133		     6,644
                                                                    --------    --------
  Accounts receivable........................................	        50,490		    32,127
    Less:  allowance for doubtful accounts...................	         2,940		     2,948
                                                                    --------    --------
    Net accounts receivable..................................	        47,550		    29,179
                                                                    --------    --------
  Accrued utility revenues, net..............................	         7,691		     2,541
  Unrecovered purchased gas costs............................	         8,266		     5,523
  Inventories................................................	        13,931		    12,606
  Prepaid expenses...........................................	         1,532		     4,067
                                                                    --------    --------
Total current assets.........................................	        86,103		    60,560
                                                                    --------    --------
Deferred Charges and Other Assets:
  Unamortized debt expenses..................................	         5,979		     6,038
  Unrecovered deferred income taxes..........................	        42,925		    42,929
  Other......................................................	        43,951		    42,289
                                                                    --------    --------
Total deferred charges and other assets......................	        92,855 	    91,256
                                                                    --------    --------
Total assets.................................................      	$453,551		  $424,281
                                                                    ========    ========

                    See Notes to Consolidated Financial Statements.

                            CONNECTICUT ENERGY CORPORATION

                             CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands, except per share)

                                                         							    Dec. 31,		 Sept. 30,
                                                                      1997   	   1997
                                                                   ---------   ---------
                                                                  (Unaudited)

Capitalization and Liabilities
------------------------------

Common Shareholders' Equity:
  Common Stock: authorized-20,000,000 shares, par value
  $1 per share, issued and outstanding--10,227,063 shares;
  9,172,468 shares.............................................     $ 10,227 	  $  9,172
  Capital in excess of par value...............................      118,564  	   94,540
  Unearned Compensation........................................	      (1,261) 		  (1,068)
  Retained earnings............................................	      45,093 		   42,297
  Adjustment for minimum pension liability (net of
    income taxes)..............................................	        (427)		     (427)
                                                                    --------    --------
Total common shareholders' equity..............................	     172,196		   144,514
                                                                    --------    --------
Long-term debt.................................................	     134,073		   134,073
                                                                    --------    --------
Total capitalization...........................................	     306,269		   278,587
                                                                    --------    --------
Current Liabilities:
  Short-term borrowings........................................	      25,900		    31,400
  Current maturities of long-term debt.........................	       4,654 	     4,654
  Accounts payable.............................................	      16,109		    12,609
  Federal, state and deferred income taxes.....................	       7,684	 	    5,017
  Other accrued taxes..........................................	       3,675	      4,567
  Interest payable.............................................	       2,803		     3,499
  Customers' deposits..........................................	       1,878	 	    1,718
  Refunds due customers........................................	       3,456		     2,627
  Other........................................................	       4,362	 	    3,892
                                                                    --------    --------
Total current liabilities......................................	      70,521		    69,983
                                                                    --------    --------
Deferred Credits:
  Deferred income taxes and investment tax credits.............       68,219		    67,893
  Other........................................................	       8,542		     7,818
                                                                    --------    --------
Total deferred credits.........................................	      76,761		    75,711
                                                                    --------    --------

Total capitalization and liabilities...........................	    $453,551		  $424,281
                                                                    ========    ========

                     See Notes to Consolidated Financial Statements.

                               CONNECTICUT ENERGY CORPORATION

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                       (Unaudited)

                                                    								      Three Months Ended
                                                 								               Dec. 31,
                                                                ----------------------
                                                                     1997	        1996
                                                                     ----         ----
Net cash used by operating activities......................	     $ (9,463)	    $(8,857)
                                                                 --------      -------
Cash Flows from Investing Activities:
  Capital expenditures.....................................        (6,360) 	    (5,924)
  Contributions in aid of construction.....................	           16        	  28
  Payments for retirement of utility plant.................  	        (47)        (113)
  Energy ventures..........................................           327	         ---
                                                                 --------      -------
Net cash used by investing activities......................        (6,064)	     (6,009)
                                                                 --------      -------
Cash Flows from Financing Activities:
  Dividends paid on common stock...........................	       (3,370)	     (2,975)
  Issuance of common stock.................................    	   24,886	         616
  (Decrease) Increase in short-term borrowings.............	       (5,500)	     17,900
                                                                 --------      -------
Net cash provided by financing activities..................	       16,016	      15,541
                                                                 --------      -------
Net increase in cash and cash equivalents..................           489 	        675
Cash and cash equivalents at beginning of period...........   	     6,644	       5,121
                                                                 --------      -------
Cash and cash equivalents at end of period.................	     $  7,133 	    $ 5,796
                                                                 ========      =======

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
  Interest.................................................	     $ 4,130	      $ 4,223
  Income taxes.............................................	     $ 1,500  	    $   ---

                       See Notes to Consolidated Financial Statements.

                                CONNECTICUT ENERGY CORPORATION
                        	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   	(dollars in thousands)
                                         (Unaudited)


  1.	The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements of Connecticut Energy Corporation ("Connecticut Energy" or "Company") for the fiscal year ended September 30, 1997 as presented in the Annual Report on Form 10-K. In the opinion of management, the accompanying financial information reflects all adjustments which are necessary to provide a fair presentation of the interim periods shown. All such adjustments are of a normal recurring nature.

    In preparing the financial statements in conformity with generally accepted accounting principles, the Company uses estimates. Estimates are disclosed when there is a reasonable possibility for change in the near term. For this purpose, near term is defined as a period of time not to exceed one year from the date of the financial statements. The Company's financial statements have been prepared based on management's estimates of the impact of regulatory, legislative and judicial developments on the Company or significant groups of its customers. The recorded amounts of certain accruals, reserves, deferred charges and assets could be materially impacted if circumstances change which affect these estimates.

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

		  In the application of SFAS 71, Southern follows accounting policies that reflect the impact of the rate treatment of certain events or transactions.
The most significant of these policies include the recording of deferred gas costs, deferred conservation costs, deferred hardship heating customer accounts receivable arrearages, deferred environmental evaluation costs and an unfunded deferred income tax liability, with a corresponding unrecovered asset, to account for temporary differences previously flowed through to ratepayers.

		  Southern had net regulatory assets as of December 31, 1997 and September
30, 1997 of $64,426 and $63,606, respectively.  These amounts are included in deferred charges and other assets and deferred credits in the consolidated balance sheets and are solely due to the application of the provisions of
SFAS 71.

		  Effective April 1, 1996, the DPUC deregulated the sale of natural gas to firm commercial and industrial customers by giving these customers an option to purchase natural gas from independent brokers or marketers.  Commercial and industrial customers electing to purchase natural gas in this manner pay a DPUC-approved firm transportation rate to the local gas distribution company
("LDCs") for the use of its distribution system.

  		Southern is one of three Connecticut LDCs whose firm transportation rates are designed to provide the same margins earned from bundled services.  Because the new rates are margin neutral, there has not been any impact upon Southern's ability to recover deferred costs through cost-based rate regulation.  Firm transportation rates have eliminated only the gas cost component of the rates previously charged to these customers.  The Company has not experienced any adverse impact on its earnings or results of operations from this change in rate structure.  Additionally, the DPUC's initiatives for competition have not been directed toward services for certain groups of customers, including service to residential classes, which represent the majority of Southern's total throughput and gross margin.

  		Management believes that Southern continues to meet the requirements of
SFAS 71 because Southern's rates for regulated services provided to its customers are subject to DPUC approval; are designed to recover Southern's costs of providing regulated services and continue to be subject to cost-of-
service based rate regulation by the DPUC.

	3.	Due to the seasonal nature of gas sales for space heating purposes by
Southern, the results of operations for the three months ended December 31,
1997 are not indicative of the results to be expected for the fiscal year ending September 30, 1998.

	4.	Deferred charges and other assets include amounts related to the following:

                                                          Dec 31,  	Sept. 30,
As of                                   				                 1997        1997
-----------------------------------------------------------------------------
Conservation costs		                                					 $ 5,032	    $ 4,881
Energy assistance funding shortfall					                      732	        882
Environmental evaluation costs		 			                          668	        718
Gas holder costs							                                       246	        308
Hardship heating customer accounts receivable arrearages	  13,657   	  13,439
Hardship heating customer assistance grant program	 	           2 	       634
Investment in energy ventures					                          2,458	      3,418
Nonqualified benefit plans						                            2,451  	    2,302
Prepaid pension and postretirement medical contributions		 15,047   	  13,228
Other									                                              3,658  	    2,479
                                                          -------     -------
                                                          $43,951    	$42,289
                                                          =======     =======

  	 Southern has been allowed to recover various deferred charges in rates over periods ranging from three to five years in accordance with the DPUC's Decision in Southern's latest rate case.

	5.	Deferred credits include amounts related to the following:

                                                 								Dec. 31,   Sept. 30,
As of   									                                            1997	       1997
-----------------------------------------------------------------------------
Economic development initiatives				                      	$1,337	  	  $1,339
Insurance reserves				                                      1,363	 	    1,122
Interruptible margin sharing			                               870 	       877
Nonqualified benefit plans				                              3,110	 	    2,961
Other					                                                  1,862 	     1,519
                                                           ------      ------
                                                 					     $8,542   	  $7,818
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

	7.	Effective October 1, 1997, the Company adopted Statement of Financial
Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").  This
statement establishes standards for the computation and presentation of earnings per share ("EPS") by all entities with publicly held common stock or potential common stock.  The statement replaces the presentation of primary
EPS with a presentation of basic EPS.  It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.  The sole difference between basic and diluted EPS relates to the common shares granted under the Company's restricted stock award plan.


               	ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  	 Connecticut Energy Corporation ("Connecticut Energy" or "Company") and its
subsidiaries and their representatives may, from time to time, make written or oral statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its annual report to shareholders, including its Form 10-K for the fiscal year ended September 30, 1997 and this quarterly report on Form 10-Q, which constitute or contain "forward-looking"
information as that term is defined in the Private Securities Litigation
Reform Act of 1995.

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


                               RESULTS OF OPERATIONS


Net Income
----------

  	Connecticut Energy Corporation's ("Connecticut Energy" or "Company") consolidated net income for the three months ended December 31, 1997 and 1996 is detailed below:

                               			                         Three Months Ended
			                                                            December 31,
                                                           ------------------
(in thousands, except per share)			                           1997       1996
                                                              ----       ----

Net Income			                                               $6,166     $5,409
                                                            ======     ======
Net income per share - Diluted			                           $ 0.64     $ 0.60
                                                            ======     ======
Weighted average common shares outstanding - Diluted         9,670      9,016
                                                            ------     ------

  	 Net income for the three months ended December 31, 1997 increased approximately 14% compared to the three months ended December 31, 1996 principally due to lower total operating expenses as well as higher non-operating income.

Total Sales and Transportation Volumes
--------------------------------------

   	Total volumes of gas sold and transported by the Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), for the three months ended December 31, 1997 were 11,001 MMcf, a decrease of approximately 7% compared to the corresponding 1996 period. This decrease was primarily attributable to lower on-system interruptible sales and off-system transportation volumes and was partially offset by higher firm transportation and off-system sales volumes.

Firm Sales and Transportation Volumes
-------------------------------------

    Firm sales and transportation volumes for the three months ended
December 31, 1997 increased approximately 3% compared to the corresponding 1996 period. The increase was primarily due to service under Southern's firm transportation tariffs, growth in Southern's customer base and the conversions of nonheating customers to heating customers.

Interruptible Sales and Transportation Volumes
----------------------------------------------

   	Margins earned on volumes delivered to interruptible customers vary depending upon the relationship of the market price for alternate fuels to the cost of natural gas and related transportation. Margins earned, net of gross earnings tax, from on-system interruptible services in excess of an annual target were allocated through a margin sharing mechanism between Southern and its firm customers. Beginning June 1, 1996, excess on-system margins earned that would have been returned to Southern's firm customers have been redirected, with Connecticut Department of Public Utility Control ("DPUC") approval, to fund certain economic development and hardship assistance programs. Off-system margins earned, net of gross earnings tax, continue to be shared between Southern and its firm customers.

   	The chart below depicts volumes of gas sold to and transported for on-system interruptible customers, off-system sales volumes and off-system transportation volumes under a special contract with The Connecticut Light and Power Company for its Devon electric generating station as well as gross margins earned and retained due to the margin sharing mechanism on these services for the three months ended December 31, 1997 and 1996:

                                                        			Three Months Ended
                                                     			        December 31,
                                                           ------------------
(dollars in thousands)		                                       1997      1996
                                                               ----      ----

Gross margin earned		                                        $2,398    $3,396
                                                             ======    ======
Gross margin retained                  		                    $  699    $1,072
                                                             ======    ======
Volumes sold and transported (MMcf)		                         3,950     4,961
                                                             ------    ------

  	 Gross margin retained represents the difference between gross margin earned and margin to be allocated through the margin sharing mechanism.  Gross margin earned and retained by Southern was lower for the three months ended
December 31, 1997 compared to the corresponding 1996 period principally due to the competitive price of other energy sources compared to natural gas.

   	Volumes for the three months ended December 31, 1997 were lower compared to the corresponding 1996 period primarily because of decreases in on-system interruptible sales and off-system transportation volumes due to the reason previously mentioned.  An increase in off-system sales activity partially offset this decrease.

Gross Margin
------------

  	 The Company's gross margin for the three months ended December 31, 1997 was approximately 2% lower compared to the corresponding 1996 period.  This decrease was principally attributed to slightly lower firm and interruptible margins earned by Southern.

   	Southern's firm rates include a Weather Normalization Adjustment clause ("WNA") which allows Southern to charge or credit the non-gas portion of its firm rates to reflect deviations from normal weather. Because weather during the three months ended December 31, 1997 was approximately 6% colder than normal, the operation of the WNA returned approximately $1,475,000 to firm customers. This compares to a return to firm customers during the three months ended December 31, 1996 of approximately $50,000.

   	Southern's firm sales rates include a Purchased Gas Adjustment clause ("PGA") which allows Southern to flow back to its customers, through periodic adjustments to amounts billed, increased or decreased costs incurred for purchased gas compared to base rate levels without affecting gross margin. The operation of Southern's PGA increased revenues and gas costs for the three months ended December 31, 1997 and 1996 by approximately $4,516,000 and $1,286,000, respectively.

Operations Expense
------------------

   	Operations expense for the three months ended December 31, 1997 decreased approximately 3% compared to the corresponding 1996 period primarily due to lower expense for labor, lower amortizations related to Southern's certified hardship forgiveness program due to the conclusion of the amortization period as of December 31, 1996 and lower pension costs. Partially offsetting the impact of these decreases were increased costs related to outside services, regulatory commission expense and certain other general and administrative expenses.

Depreciation Expense
--------------------

   	Depreciation expense for the three months ended December 31, 1997 increased approximately 8% compared to the corresponding 1996 period.  The increase was primarily due to additions to plant in service by Southern.

Federal and State Income Taxes
------------------------------

   	The total provision for federal and state income taxes for the three months ended December 31, 1997 increased approximately 34% compared to the corresponding 1996 period.  This increase was primarily due to higher pre-tax income.  Additionally, the tax treatment of conservation expenditures, uncollectibles and the inability to make tax-deductible employee benefit plan contributions contributed to the increase.

Municipal, Gross Earnings and Other Taxes
-----------------------------------------

   	Municipal, gross earnings and other taxes decreased approximately 48% for the three months ended December 31, 1997 compared to the corresponding 1996 period. This was primarily due to the DPUC Decision which required Southern to change its accounting treatment for accruing property taxes. See section entitled "Regulatory Matters" for further detail.

Other (Income) Deductions, Net
------------------------------

   	Other income for the three months ended December 31, 1997 was higher compared to the corresponding 1996 period primarily due to the contribution to earnings by one of the Company's nonutility subsidiaries in the 1997 quarter compared to a net loss in the 1996 quarter and an increase in investment income related to nonqualified employee benefit plans.

Interest Expense
----------------

   	Total interest expense decreased approximately 2% for the three months ended
December 31, 1997 compared to the corresponding 1996 period primarily due to higher interest income on unrecovered purchased gas costs.  The increase in interest income was partially offset by higher interest expense on margin sharing balances.


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

                                                   			                          Shared
    	                                   Connecticut                        Connecticut
 	                                           Energy       Southern     Energy/Southern          Total
-----------------------------------------------------------------------------------------------------
As of December 31, 1997:

Committed lines                          $5,000,000    $32,000,000                 ---    $37,000,000

Uncommitted lines                               ---    $10,000,000         $10,000,000    $20,000,000


  	 Effective January 1, 1998, Connecticut Energy and Southern entered into an agreement with one bank for a shared committed line of credit in the amount of
$20,000,000, replacing an existing line that expired on December 20, 1997.  The new agreement extends the credit line term until December 31, 1998, and the initial term may be extended from year to year thereafter dependent upon the operating cash requirements of the Company and its subsidiary and approval by the bank.  At December 31, 1997, the Company had unused lines of credit of
$31,100,000.  Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

   	Operating cash flows for the three months ended December 31, 1997 compared to the corresponding 1996 period were negatively impacted by higher accounts receivable balances and a smaller comparative increase in accounts payable balances. Also contributing to the reduction in operating cash flows in the 1997 period was a decrease in liabilities related to margins earned which are used to fund certain economic development initiatives in Bridgeport and to provide grants to customers to reduce Southern's hardship assistance balances.
The increase in cash requirements in the 1997 period was partially offset by a lower comparative increase in unrecovered purchased gas costs balances in contrast to the three months ended December 31, 1996.

Investing Activities
--------------------

  	 Capital expenditures approximated $6,344,000 and $5,896,000 for the three months ended December 31, 1997 and 1996, respectively. On an annual basis, Southern relies upon cash flows from operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.

Financing Activities
--------------------

	   In November 1997, the Company completed a public sale of 1,035,000 shares of its common stock at a price of $24.25 per share and received net proceeds of approximately $24,224,000.  The proceeds of this sale were used for the repayment of Southern's short-term debt.  The method, timing and amounts of any future financings by the Company or its subsidiaries will depend on a variety of factors, including capitalization ratios, coverage ratios, interest costs, the state of the capital markets and general economic conditions.

Regulatory Matters
------------------

   	In October 1997, Southern requested that the DPUC consider a proposed change in Southern's accounting treatment for property taxes, which would account for such taxes as a prepaid expense. This method is consistent with the practice of other major public service companies in Connecticut.
Southern had been accruing for property taxes in the year prior to the payment date. On November 19, 1997, under the reopened Docket No. 93-03-09, Application of The Southern Connecticut Gas Company to Increase Its Rates and Charges, the DPUC approved Southern's proposal. The stipulations in the Decision ordered Southern to reduce its reserve for property taxes by approximately $3,722,000, with fifty percent, or approximately $1,861,000, flowing through as a one-time reduction to property tax expense and the remaining fifty percent to be refunded to firm customers through the operation of the PGA in three equal amounts during the second quarter of fiscal 1998.

   	In accordance with Connecticut statutes, Southern is undergoing a periodic review of rates and services by the DPUC that commenced in January 1998. A periodic review entails a complete review by the DPUC of Southern's financial and operating records. Public hearings will be held to determine whether Southern's current rates are unreasonably discriminatory or more or less than just, reasonable and adequate. Management cannot predict the financial or operational impact of any decision which may result from this review.

	   One of the Company's nonutility subsidiaries, CNE Energy Services Group ("CNE Energy"), has received approval for a Certificate of Public Convenience and Necessity from the Federal Energy Regulatory Commission ("FERC"). The certificate would allow CNE Energy to operate the liquefied natural gas facility, which is currently part of Southern's regulated operations, as a storage and peaking plant for CNE Energy's customers. The original partner for the venture, PanEnergy Plus Milford Ventures Company, has found this relationship is no longer consistent with its business strategies. As a result, CNE Energy expects to announce a new venture partner within the next few months. CNE Energy will be filing tariffs with the FERC and waiting for its approval before operating the plant.

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

   	Management cannot at this time predict the costs of any future site analysis and remediation, if any, nor can it estimate when any such costs, if any, would be incurred.  While such future analytical and cleanup costs could possibly be significant, management believes, based upon the provisions of the Partial
Settlement in Southern's most recent rate order and regulatory precedent with other local gas distribution companies in Connecticut, that Southern will be able to recover these costs through its customer rates.  Although the method, timing and extent of any recovery remain uncertain, management currently does not expect that the incurrence of such costs will materially adversely impact the Company's financial condition or results of operations.


                                 PART II- OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are inapplicable.


Item 6.	Exhibits and Reports on Form 8-K
        --------------------------------

    (a) Exhibits:
        Exhibit 10 - Executive Compensation Plans and Arrangements
        The Southern Connecticut Gas Company Board of Directors Retirement Plan, effective October 1, 1997, is filed herewith at pages 20 to 23.

       	Exhibit 27 - Financial Data Schedule
      		Submitted only in electronic format to the Securities and Exchange Commission.

    (b) Reports on Form 8-K:
      		Form 8-K, dated November 12, 1997, concerning the Company's fiscal 1997 results of operations was filed with the Commission on November 12, 1997.


                                  	SIGNATURES


  	 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CONNECTICUT ENERGY CORPORATION
                           					       	                 (Registrant)




Date:  February 13, 1998                 	      /s/  Vincent L. Ammann, Jr.
       -----------------                        -----------------------------
	                                    			    	        Vincent L. Ammann, Jr.
          	            		            	     	           Vice President and
                      					                	       Chief Accounting Officer