Form 10-Q
period 1998-03-31
CONNECTICUT ENERGY CORP
filed 1998-05-14
CIK 310103

SECURITIES AND EXCHANGE COMMISSION
                               				WASHINGTON, DC 20549

                                    				FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    		For the quarterly period ended March 31, 1998

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

                    			APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                  				Oustanding at May 8, 1998
         --------------------------           -------------------------
         Common Stock, $1 par value					             	10,249,810


                                    	PART I.  FINANCIAL INFORMATION
                                   	CONNECTICUT ENERGY CORPORATION

                                    	ITEM 1.  FINANCIAL STATEMENTS
                                   	CONSOLIDATED STATEMENTS OF INCOME
                                	(Dollars in thousands, except per share)
                                                 (Unaudited)

		                                                       Three Months Ended             Six Months Ended
		                                                            Mar. 31,                       Mar. 31,
                                                         ------------------            ------------------
                                                             1998      1997                1998      1997
                                                             ----      ----                ----      ----

   Operating Revenues.............................     $  100,773 $ 106,866           $ 177,280 $ 181,739
   Purchased gas..................................         48,174    55,736              90,650    96,045
                                                       ---------- ---------           --------- ---------
   Gross margin...................................         52,599    51,130              86,630    85,694

   Operating Expenses:
     Operations...................................         13,382    13,490              26,171    26,638
     Maintenance..................................          1,046     1,013               1,984     1,928
     Depreciation.................................          4,240     3,911               8,480     7,822
     Federal and state income taxes...............          9,914     8,842              14,410    12,195
     Municipal, gross earnings and other taxes....          5,641     6,074               7,843    10,305
                                                       ---------- ---------           --------- ---------
   Total operating expenses.......................         34,223    33,330              58,888    58,888
                                                       ---------- ---------           --------- ---------

   Operating income...............................         18,376    17,800              27,742    26,806

   Other (income) deductions, net.................           (194)     (855)               (251)     (591)

   Interest Expense:
     Interest on long-term debt and amortization
       of debt issue costs........................          3,039     3,081               6,107     6,163
     Other interest, net..........................            281       363                 470       614
                                                       ---------- ---------           --------- ---------
   Total interest expense.........................          3,320     3,444               6,577     6,777
                                                       ---------- ---------           --------- ---------
   Net Income.....................................     $   15,250 $  15,211           $  21,416 $  20,620
                                                       ========== =========           ========= =========
   Net income per share - Basic...................     $     1.50 $    1.68           $    2.16 $    2.28
			                                                    ========== =========           ========= =========
   Net income per share - Diluted.................     $     1.49 $    1.67           $    2.15 $    2.28
                                                       ========== =========           ========= =========
   Dividends paid per share.......................     $     0.33 $    0.33           $    0.66 $    0.66
                                                       ---------- ---------           --------- ---------
   Weighted average common shares outstanding
     during period - Basic........................     10,178,003 9,048,288           9,894,694 9,032,000
                                                       ---------- ---------           --------- ---------
   Weighted average common shares outstanding
     during period - Diluted......................     10,230,250 9,084,861           9,946,941 9,050,085
                                                       ---------- ---------           --------- ---------



                                 	See Notes to Consolidated Financial Statements.

                                           	CONNECTICUT ENERGY CORPORATION

                                             	CONSOLIDATED BALANCE SHEETS
                                       	(Dollars in thousands, except per share)

                                                                         Mar. 31,                Sept. 30,
                                                                           1998                     1997
                                                                        ---------                ---------
 	                                                                     (Unaudited)
     Assets
     ------

     Utility Plant:
       Gross utility plant.........................................      $406,892                 $399,675
       Less: accumulated depreciation..............................       133,717                  130,553
                                                                         --------                 --------
	    Net utility plant.............................................       273,175                  269,122
     Nonutility property, net......................................         4,204                    3,343
                                                                         --------                 --------
     Net utility plant and other property..........................       277,379                  272,465
                                                                         --------                 --------
     Current Assets:
       Cash and cash equivalents...................................         8,336                    6,644
                                                                         --------                 --------
       Accounts receivable.........................................        63,035                   32,127
       Less: allowance for doubtful accounts.......................         2,200                    2,948
                                                                         --------                 --------
         Net accounts receivable...................................        60,835                   29,179
                                                                         --------                 --------
       Accrued utility revenues, net...............................         6,736                    2,541
       Unrecovered purchased gas costs.............................           ---                    5,523
       Inventories.................................................        10,301                   12,606
       Prepaid expenses............................................         1,773                    4,067
                                                                         --------                 --------
     Total current assets..........................................        87,981                   60,560
                                                                         --------                 --------
     Deferred Charges and Other Assets:
       Unamortized debt expenses...................................         5,920                    6,038
       Unrecovered deferred income taxes...........................        42,804                   42,929
       Other.......................................................        43,874                   42,289
                                                                         --------                 --------
     Total deferred charges and other assets.......................        92,598                   91,256
                                                                         --------                 --------
     Total assets..................................................      $457,958                 $424,281
                                                                         ========                 ========



                                  See Notes to Consolidated Financial Statements.

                                            CONNECTICUT ENERGY CORPORATION

                                             	CONSOLIDATED BALANCE SHEETS
                                      	(Dollars in thousands, except per share)

                                                                         Mar. 31,                Sept. 30,
                                                                           1998                     1997
                                                                        ---------                ---------
                                                                       (Unaudited)
     Capitalization and Liabilities
     ------------------------------

     Common Shareholders' Equity:
       Common stock: authorized--20,000,000 shares, par value
       $1 per share, issued and outstanding--10,247,315 shares;
       9,172,468 shares...........................................       $ 10,247                 $  9,172
       Capital in excess of par value.............................        119,047                   94,540
       Unearned compensation......................................         (1,198)                  (1,068)
       Retained earnings..........................................         56,966                   42,297
       Adjustment for minimum pension liability (net of income
         taxes)...................................................           (427)                    (427)
                                                                         --------                 --------
     Total common shareholders' equity............................        184,635                  144,514
                                                                         --------                 --------
     Long-term debt...............................................        134,073                  134,073
                                                                         --------                 --------
     Total capitalization.........................................        318,708                  278,587
                                                                         --------                 --------
     Current Liabilities:
       Short-term borrowings......................................         12,600                   31,400
       Current maturities of long-term debt.......................            454                    4,654
       Accounts payable...........................................         11,989                   12,609
       Federal, state and deferred income taxes...................         16,615                    5,017
       Other accrued taxes........................................          5,397                    4,567
       Interest payable...........................................          3,450                    3,499
       Customers' deposits........................................          1,892                    1,718
       Refunds due customers......................................            265                    2,627
       Refundable purchased gas costs.............................          5,951                      ---
       Other......................................................          4,179                    3,892
                                                                         --------                 --------
     Total current liabilities....................................         62,792                   69,983
                                                                         --------                 --------
     Deferred Credits:
       Deferred income taxes and investment tax credits...........         68,380                   67,893
       Other......................................................          8,078                    7,818
                                                                         --------                 --------
     Total deferred credits.......................................         76,458                   75,711
                                                                         --------                 --------
     Total capitalization and liabilities.........................       $457,958                 $424,281
                                                                         ========                 ========



                                 	See Notes to Consolidated Financial Statements.

                                   CONNECTICUT ENERGY CORPORATION

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)
                                            (Unaudited)

                                                     								      Six Months Ended
                                                   						              March 31,
                                                                  -----------------
                                                     								        1998	     1997
                                                                     ----      ----

Net cash provided by operating activities.................	       $18,750 	 $ 7,040
                                                                  -------   -------
Cash Flows from Investing Activities:
  Capital expenditures....................................        (13,460)  (11,560)
  Contributions in aid of construction....................	            26        34
  Payments for retirement of utility plant................            (21)     (157)
  Energy ventures.........................................	           692       ---
                                                                  -------   -------
Net cash used by investing activities..................... 	      (12,763)	 (11,683)
                                                                  -------   -------
Cash Flows from Financing Activities:
  Dividends paid on common stock..........................	        (6,747)	  (5,981)
  Issuance of common stock................................    	    25,452	    2,466
  Repayments of long-term debt............................         (4,200)	    (140)
  (Decrease) increase in short-term borrowings............	       (18,800)	  11,200
                                                                  -------   -------
Net cash (used) provided by financing activities..........	        (4,295)    7,545
                                                                  -------   -------
Net increase in cash and cash equivalents.................	         1,692	    2,902
Cash and cash equivalents at beginning of period..........	         6,644     5,121
                                                                  -------   -------
Cash and cash equivalents at end of period................	       $ 8,336   $ 8,023
                                                                  =======   =======
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
  Interest................................................	       $ 6,773   $ 7,320
  Income taxes............................................	       $ 2,200   $   641



                                  See Notes to Consolidated Financial Statements.

                           CONNECTICUT ENERGY CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (dollars in thousands)
                                    (Unaudited)


Note 1 - Summary of Significant Accounting Policies
General
	The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements of Connecticut Energy Corporation ("Connecticut Energy" or "Company") for the fiscal year ended September 30, 1997 as presented in the Annual Report on Form 10-K. In the opinion of management, the accompanying financial information reflects all adjustments which are necessary to provide a fair presentation of the interim periods shown. All such adjustments are of a normal recurring nature.

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

Accounting for the Effects of Regulation
	The Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"), which requires a cost-based, rate-regulated enterprise such as Southern to reflect the impact of regulatory decisions in its financial statements. The Connecticut
Department of Public Utility Control's ("DPUC") actions through the ratemaking process can create regulatory assets in which costs are allowed for ratemaking purposes in a period other than the period in which the costs would be charged to expense if the reporting entity were unregulated.

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

	Southern had net regulatory assets as of March 31, 1998 and September 30, 1997 of $58,138 and $63,606, respectively. These amounts are included in deferred charges and other assets and deferred credits in the consolidated balance sheets and are solely due to the application of the provisions of SFAS 71.

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

	Management believes that Southern continues to meet the requirements of SFAS
71 because Southern's rates for regulated services provided to its customers are subject to DPUC approval, are designed to recover Southern's costs of providing regulated services and continue to be subject to cost-of-service based rate regulation by the DPUC.

Deferred Charges and Other Assets
	Deferred charges and other assets include amounts related to the following:

                                                         March 31,  	Sept. 30,
As of                                    				                 1998        1997
------------------------------------------------------------------------------
Conservation costs						                                 	 $ 4,930    	$ 4,881
Energy assistance funding shortfall					                       489	        882
Environmental evaluation costs		 			                           626	        718
Gas holder costs							                                        185	        308
Hardship heating customer accounts receivable arrearages	   13,657      13,439
Hardship heating customer assistance grant program	 	            2 	       634
Investment in energy ventures					                           2,727	      3,418
Nonqualified benefit plans						                             2,523	      2,302
Prepaid pension and postretirement medical contributions		  15,047	     13,228
Other	                                           								    3,688       2,479
                                                           -------     -------
                                                      					$43,874    	$42,289
                                                           =======     =======

	Southern has been allowed to recover various deferred charges in rates over periods ranging from three to five years in accordance with the DPUC's
Decision in Southern's latest rate case.

Deferred Credits
	Other deferred credits include amounts related to the following:

                                            							        March 31,	Sept. 30,
As of   								                                                1998	     1997
------------------------------------------------------------------------------
Economic development initiatives				                         	$1,038		  $1,339
Insurance reserves				                                         1,433	    1,122
Interruptible margin sharing			                                  678       877
Nonqualified benefit plans				                                 3,229	    2,961
Other					                                                     1,700     1,519
                                                              ------    ------
                                                         					$8,078 	  $7,818
                                                              ======    ======

Utility Operating Results
	Due to the seasonal nature of gas sales for space heating purposes by Southern, the results of operations for the six months ended March 31, 1998 are not indicative of the results to be expected for the fiscal year ending September 30, 1998.

Recent Accounting Developments
	Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This statement establishes standards for the computation and presentation of earnings per share ("EPS") by all entities with publicly held common stock or potential common stock. The statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The sole difference between basic and diluted EPS relates to the common shares granted under the Company's restricted stock award plan.

Note 2 - Commitments and Contingencies
Environmental Matters
	Southern has identified coal tar residue at three sites in Connecticut resulting from coal gasification operations conducted at those sites by Southern's predecessors from the late 1800s through the first part of this century. Many gas distribution companies throughout the country carried on such gas manufacturing operations during the same period. See section in Management's Discussion and Analysis entitled "Environmental Matters" for further detail.


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


                              RESULTS OF OPERATIONS

Net Income
----------

	Connecticut Energy Corporation's ("Connecticut Energy" or "Company") consolidated net income for the three and six months ended March 31, 1998 and 1997 is detailed below:

         			                                            Three Months Ended      Six Months Ended
			                           	                               March 31,             March 31,
                                                        ------------------      ----------------
(in thousands, except per share)		                           1998     1997         1998     1997
                                                             ----     ----         ----     ----
Net Income		                                              $15,250  $15,211      $21,416  $20,620
                                                          =======  =======      =======  =======
Net income per share - Diluted		                          $  1.49  $  1.67      $  2.15  $  2.28
                                                          =======  =======      =======  =======
Weighted average common shares outstanding - Diluted       10,230    9,085        9,947    9,050
                                                          -------  -------      -------  -------

	Net income for the three months ended March 31, 1998 was relatively unchanged compared to the corresponding 1997 period.  Higher firm margins, lower gross earnings tax and lower interest expense were partially offset by lower interruptible margins, higher operating expenses for income taxes and depreciation and by lower other income.

	Net income for the six months ended March 31, 1998 increased approximately 4% compared to the six months ended March 31, 1997 principally due to higher firm margins, lower operations expense, lower property and gross earnings taxes and lower interest expense. Partially offsetting the increase in net income were lower interruptible margins and higher operating expenses for depreciation and income taxes.

	Results for both 1998 periods reflect the issuance of 1,035,000 shares of common stock in November of 1997.

Total Sales and Transportation Volumes
--------------------------------------

	Total volumes of gas sold and transported by the Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), for the three and six months ended March 31, 1998 were 12,700 and 23,701 MMcf, respectively, representing decreases of approximately 14% and 11% compared to the corresponding 1997 periods. These decreases were primarily attributable to lower volumes of firm sales, on-system interruptible sales and off-system transportation. Partially offsetting these decreases were higher volumes of firm transportation and off-system sales.

Firm Sales and Transportation Volumes
-------------------------------------

	Firm sales and transportation volumes for the three and six months ended March 31, 1998 decreased approximately 5% and 2%, respectively, compared to the corresponding 1997 periods. The decreases were primarily due to lower firm sales volumes. The reduction in firm sales was principally due to weather which was approximately 11% and 4% warmer than the three and six months ended March 31, 1997, respectively. The overall decrease in this category was partially offset by the continued growth in Southern's firm customer base and by an increase in firm transportation volumes.

Interruptible Sales and Transportation Volumes
----------------------------------------------

	Margins earned on volumes delivered to interruptible customers vary depending upon the relationship of the market price for alternate fuels to the cost of natural gas and related transportation.  Margins earned, net of gross earnings tax, from on-system interruptible services in excess of an annual target were allocated through a margin sharing mechanism between Southern and its firm customers.  Beginning June 1, 1996, excess on-system margins earned that would have been returned to Southern's firm customers have been redirected with
Connecticut Department of Public Utility Control ("DPUC") approval, to fund certain economic development and hardship assistance programs.  Off-system margins earned, net of gross earnings tax, continue to be shared between
Southern and its firm customers.

	The chart below depicts volumes of gas sold to and transported for on-system interruptible customers, off-system sales volumes and off-system transportation volumes under a special contract with The Connecticut Light and Power Company for its Devon electric generating station as well as gross margins earned and retained due to the margin sharing mechanism on these services for the three and six months ended March 31, 1998 and 1997:

                                                     			Three Months Ended   	  Six Months Ended
                                                 			          March 31,        	    March 31,
                                                        ------------------      ----------------
(dollars in thousands)	                                      1998     1997         1998     1997
                                                             ----     ----         ----     ----
Gross margin earned	                                       $2,801   $3,650       $5,200   $7,046
                                                           ======   ======       ======   ======
Gross margin retained                  	                   $2,219   $2,878     	 $2,918   $3,950
                                                           ======   ======       ======   ======
Volumes sold and transported (MMcf)	                        3,692    5,332	       7,641   10,293
                                                           ------   ------       ------   ------

	Gross margin retained represents the difference between gross margin earned and margin to be allocated through the margin sharing mechanism.  Gross margin earned and retained by Southern was lower for the three and six months ended
March 31, 1998 compared to the corresponding 1997 periods principally due to the competitive price of other energy sources compared to natural gas.

	Interruptible volumes for the three and six months ended March 31, 1998 were lower compared to the corresponding 1997 periods primarily due to decreases in on-system interruptible sales and off-system transportation volumes due to the competitive price of other energy sources compared to natural gas.  An increase in off-system sales activity in both 1998 periods partially offset the overall decrease in this category.

Gross Margin
------------

	The Company's gross margin for the three and six months ended March 31, 1998 was approximately 3% and 1% higher, respectively, compared to the corresponding 1997 periods.  These increases were principally attributed to higher firm margins earned by Southern.

	Southern's firm rates include a Weather Normalization Adjustment clause ("WNA") which allows Southern to charge or credit the non-gas portion of its firm rates to reflect deviations from normal weather. Because weather during the three and six months ended March 31, 1998 was approximately 19% and 9% warmer than normal, respectively, the operation of the WNA collected approximately $6,899,000 and $5,182,000, respectively, from firm customers. This compares to a collection from firm customers during the corresponding
1997 periods of approximately $4,113,000 and $3,080,000, respectively.

	Southern's firm sales rates include a Purchased Gas Adjustment clause ("PGA")
which allows Southern to flow back to its customers, through periodic adjustments to amounts billed, increased or decreased costs incurred for purchased gas compared to base rate levels without affecting gross margin.
The operation of Southern's PGA increased revenues and gas costs for the three and six months ended March 31, 1998 by approximately $4,785,000 and $9,301,000, respectively.  For the three and six months ended March 31, 1997, PGA adjustments increased revenues and gas costs by approximately $3,993,000 and
$5,279,000, respectively.

Operations Expense
------------------

	Operations expense for the three months ended March 31, 1998 decreased approximately 1% compared to the corresponding 1997 period primarily due to decreased costs related to uncollectibles, pensions and postretirement healthcare benefits. Partially offsetting the impact of these decreases were higher expenses in the areas of labor, certain employee benefits and outside services.

	Operations expense for the six months ended March 31, 1998 decreased approximately 2% compared to the six months ended March 31, 1997. The decrease was primarily due to lower amortizations related to Southern's certified hardship forgiveness program due to the conclusion of the amortization period as of December 31, 1996 and lower pension and postretirement health care costs. Partially offsetting the overall decrease in operations expense for the 1998 period were higher expenses in the areas of customer installations, outside services, regulatory commission expense and certain other general and administrative expenses.

Depreciation Expense
--------------------

	Depreciation expense for the three and six months ended March 31, 1998 increased approximately 8% compared to the corresponding 1997 periods. The increases were primarily due to additions to plant in service by Southern.

Federal and State Income Taxes
------------------------------

	The total provision for federal and state income taxes for the three and six months ended March 31, 1998 increased approximately 12% and 18%, respectively, compared to the corresponding 1997 periods.  These increases were due to higher pre-tax income as well as higher effective tax rates for the 1998 periods.
The higher effective tax rates for the 1998 periods were primarily caused by the tax treatment of conservation expenditures and uncollectibles and the inability to make tax-deductible employee benefit plan contributions.

Municipal, Gross Earnings and Other Taxes
-----------------------------------------

	Municipal, gross earnings and other taxes decreased approximately 7% and 24%
for the three and six months ended March 31, 1998, respectively, compared to the corresponding 1997 periods. For the three months ended March 31, 1998, the decrease was primarily due to lower gross earnings tax due to lower revenues.
For the six months ended March 31, 1998, the decrease was primarily due to the DPUC Decision which required Southern to change its accounting treatment for accruing property taxes (see section entitled "Regulatory
Matters" for further detail) and, to a lesser extent, lower gross earnings tax due to lower revenues.

Other (Income) Deductions, Net
------------------------------

	Other income for the three and six months ended March 31, 1998 was lower compared to the corresponding 1997 periods. These variances were primarily due to the receipt of approximately $974,000 in interest income in the 1997 periods from one of Southern's interstate pipeline suppliers related to Southern's prepayment of transition costs associated with Federal Energy Regulatory Commission's Order No. 636. Partially offsetting the decreases in other income was the contribution to earnings by one of the Company's nonutility subsidiaries in both 1998 periods compared to a net loss in each of the corresponding 1997 periods. Additionally, for the six months ended
March 31, 1998, other income was favorably impacted by an increase in investment income related to nonqualified employee benefit plans.

Interest Expense
----------------

	Total interest expense decreased approximately  4% and  3% for the three and six months ended March 31, 1998, respectively, compared to the corresponding
1997 periods primarily due to lower short-term interest expense related to lower average short-term borrowings.  Partially offsetting the decreases in total interest expense was an increase in short-term interest expense on deferred purchased gas costs for the three months ended March 31, 1998 and an increase in short-term interest expense on pipeline refunds not yet returned to firm customers for the six months ended March 31, 1998.

Year 2000
---------

	Many enterprises that rely on computer processing for critical functions have been affected by the existence of certain systems that are not capable of processing dates beyond December 31, 1999.  To determine whether system development plans need to be modified to include renovation of such systems, an evaluation must be made of those systems that will be used in the year 2000.

	The Company has addressed this issue by expanding its computer system planning process to include a complete inventory and assessment of the risks and exposures of its hardware and software.  Based on this review, management believes that its current plans address the affected systems and that any renovation activities will not have a material adverse impact on the financial condition or the results of operations of the Company.


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

                                                                          Shared
                                   Connecticut                       Connecticut
                                        Energy         Southern  Energy/Southern            Total
-------------------------------------------------------------------------------------------------
As of March 31, 1998:

Committed lines                     $5,000,000      $32,000,000      $20,000,000      $57,000,000

Uncommitted lines                          ---      $10,000,000      $10,000,000      $20,000,000

	Effective January 1, 1998, Connecticut Energy and Southern entered into an agreement with one bank for a shared committed line of credit in the amount of $20,000,000, replacing an existing line that expired on December 20, 1997. The new agreement extends the credit line term until December 31, 1998, and the initial term may be extended from year to year thereafter dependent upon the operating cash requirements of the Company and its subsidiary and approval by the bank. At March 31, 1998, the Company had unused lines of credit of $64,400,000. Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

	Operating cash flows for the six months ended March 31, 1998 compared to the corresponding 1997 period were higher primarily due to collections from customers through the operation of the PGA and a lower comparative increase in accounts receivable balances.  The increase in operating cash flows in the
1998 period was partially offset by a lower comparative reduction in gas inventories and reductions in refunds due customers, transition cost liability and liabilities related to margins earned which are used to fund certain economic development initiatives in Bridgeport and to provide grants to customers to reduce Southern's hardship assistance balances.

Investing Activities
--------------------

	Capital expenditures, net of contributions in aid of construction, approximated $13,434,000 and $11,526,000 for the six months ended March 31, 1998 and 1997, respectively. On an annual basis, Southern relies upon cash flows from operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.

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

	Southern received a Decision from the DPUC on its special contract with Duke
Energy Trading and Marketing to transport natural gas to the 520 megawatt electric generating plant under construction in Bridgeport.  Under the contract, Southern will own, operate and maintain the 16", nearly 11-mile main, and CNE Energy Services Group, Inc. ("CNE Energy"), one of the Company's
nonutility subsidiaries, will be solely responsible for financing the project and its maintenance costs.  This effectively removes any risk from Southern or its ratepayers for any future operating and maintenance costs.  Construction has commenced and is expected to be completed and the plant to be operational during the summer of 1998.

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

 Each site is located in an area that permits Southern to voluntarily perform any remedial action. Connecticut law also allows Southern to retain a Licensed Environmental Professional to conduct further environmental assessments and, if necessary, to develop remedial action plans in accordance with Connecticut Remediation Standard Regulations. Southern is currently conferring with officials of the DEP to establish priorities in connection with the environmental assessments.

 Management cannot at this time predict the costs of any future site analysis and remediation, if any, nor can it estimate when any such costs, if any, would be incurred. While such future analytical and cleanup costs could possibly be significant, management believes that, based upon the provisions of the Partial Settlement in Southern's most recent rate order and regulatory precedent with other local gas distribution companies in Connecticut, Southern will be able to recover these costs through its customer rates. Although the method, timing and extent of any recovery remain uncertain, management currently does not expect that the incurrence of such costs will materially adversely impact the Company's financial condition or results of operations.

Other
-----

	In February 1998, a joint venture of CNE Energy, Conectiv/CNE Energy Services,
LLC, formed an alliance with Berkshire Energy Marketing, a division of the
Massachusetts natural gas distribution utility, Berkshire Gas Company.  The alliance will sell energy commodities and services to commercial and industrial customers in western Massachusetts, eastern New York and southern Vermont.
Conectiv/CNE Energy also has existing alliances with distribution utilities in
New Hampshire and Rhode Island.


                              PART II- OTHER INFORMATION

Items 1, 2, 3 and 5 are inapplicable.

Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------
         (a)  The annual meeting of the registrant was held on January 27, 1998.

         (b)  Election of Directors:

                                                                           Non-
                                              For      Against   Abstain   Vote
                                              ---      -------   -------   ----

              Henry Chauncey, Jr.          8,565,821   128,257      0        0
              Richard M. Hoyt              8,572,876   121,202      0        0
              Christopher D. Turner        8,573,501   120,577      0        0

         (c) Election to employ the firm of Coopers & Lybrand L.L.P. as the independent accountants to audit the books and affairs of the registrant and its subsidiaries for the 1998 fiscal year:
                                                                           Non-
                                              For      Against   Abstain   Vote
                                              ---      -------   -------   ----
              Coopers & Lybrand L.L.P.     8,600,567    40,446    53,065     0

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits:

        Exhibit 10 - Agreement between The Southern Connecticut Gas Company and Connecticut Energy Corporation and Samuel W. Bowlby related to change in control, dated July 1, 1997, is filed herewith at pages 21 to 31.

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

                                                CONNECTICUT ENERGY CORPORATION
                                 						       	    		     (Registrant)




Date: May 14, 1998  				                    By: /s/  Vincent L. Ammann, Jr.
      ------------                              ------------------------------
	                                    				    	       Vincent L. Ammann, Jr.
            	            			                 	         Vice President and
                          						           	       Chief Accounting Officer