Form 10-Q
period 1998-06-30
CONNECTICUT ENERGY CORP
filed 1998-08-14
CIK 310103

SECURITIES AND EXCHANGE COMMISSION
                              	WASHINGTON, DC 20549

                                    	FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

                   For the quarterly period ended June 30, 1998

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                  					Outstanding at August 7, 1998
     Common Stock, $1 par value			                  10,271,068

                            PART 1.   FINANCIAL INFORMATION
                            CONNECTICUT ENERGY CORPORATION

                            ITEM 1.   FINANCIAL STATEMENTS
                           CONSOLIDATED STATEMENTS OF INCOME
                        (Dollars in thousands, except per share)
                                       (Unaudited)


							                             Three Months Ended	     Nine Months Ended
							                                  June 30,              June 30,
                                    ------------------      -----------------
                                     1998	        1997	      1998       1997
                                     ----         ----       ----       ----
Operating Revenues	             $    38,002 	$   44,026  $  215,282 $  225,765
Purchased gas		                      17,847	     22,539     108,497    118,584
                                -----------  ----------  ----------- ---------
 Gross margin		                      20,155      21,487     106,785    107,181

Operating Expenses:
  Operations		                       11,517      11,482       37,688	   38,120
  Maintenance		                         903         853        2,887     2,781
  Depreciation		                      4,081       3,988       12,561    11,810
  Federal and state income taxes	    (1,806)       (865)      12,604    11,330
  Municipal, gross earnings and
    other taxes		                     3,238       3,568       11,081    13,873
                                 ----------  ----------   ---------- ---------
Total operating expenses     		      17,933	     19,026	      76,821    77,914
                                 ----------  ----------   ---------- ---------
Operating income		                    2,222       2,461       29,964    29,267

Other (income) deductions, net		         (8)        171         (259)    (420)

Interest Expense:
  Interest on long-term debt and
  amortization of debt issue costs    2,984     	 3,079         9,091    9,242
      Other interest, net		             265	        416           735    1,030
                                 ----------  ----------    ---------- --------
Total interest expense		              3,249	      3,495         9,826   10,272
                                 ----------  ----------    ---------- --------
Net (Loss) Income           	    $  (1,019) 	$  (1,205)  	$   20,397 $  19,415
                                 ==========  ==========   ========== =========
Net (loss) income per share -
  Basic	                         $   (0.10)  $   (0.13)   $     2.04  $  2.15
                                 ==========  ==========   ==========  =========
Net (loss) income per share -
  Diluted                       	$   (0.10)  $   (0.13)   $     2.03 	$  2.14
                                 ==========  ==========   ==========  =========
Dividends paid per share	       	$    0.335  $    0.33    $    0.995  $  0.99
                                 ----------  ---------    ----------  ---------

Weighted average common shares
  outstanding during period -
  Basic	                          10,197,554  9,076,783	  9,995,647  9,046,928
                                  ----------  ---------   ---------  ---------
Weighted average common shares
  outstanding during period -
    Diluted	                     	10,249,801 	9,129,030  10,047,894 	9,076,400
                                  ----------  ---------  ----------  ---------

                             See Notes to Consolidated Financial Statements.

                          CONNECTICUT ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands, except per share)

                 							                          June 30,	  Sept. 30,
                                             	      1998       1997
                                                  ---------  ---------
                                                 (Unaudited)
Assets
------
Utility Plant:
  Gross utility plant                              $408,172  	$399,675
  Less:  accumulated depreciation		                 134,080	   130,553
                                                   --------   --------
  Net utility plant                                 274,092	   269,122
Nonutility property, net		                            4,383	     3,343
                                                   --------   --------
Net utility plant and other property	               278,475	   272,465
                                                   --------   --------
Current Assets:
  Cash and cash equivalents   	                       5,639      6,644
                                                   --------   --------
  Accounts receivable                                38,400	    32,127
  Less:  allowance for doubtful accounts              1,427	     2,948
                                                   --------   --------
    Net accounts receivable                          36,973	    29,179
                                                   --------   --------
  Accrued utility revenues, net                       2,646	     2,541
  Unrecovered purchased gas costs                      ---	      5,523
  Inventories                                         9,828	    12,606
  Prepaid expenses                                    5,155	     4,067
                                                   --------   --------
Total current assets	                           	    60,241	    60,560
                                                   --------   --------
Deferred Charges and Other Assets:
  Unamortized debt expenses                           5,896      6,038
  Unrecovered deferred income taxes                  44,589	    42,929
  Other                                              54,408	    42,289
                                                   --------   --------
Total deferred charges and other assets	         	  104,893	    91,256
                                                   --------   --------
Total assets                                     		$443,609  	$424,281
                                                   ========   ========

                            See Notes to Consolidated Financial Statements.

                                 CONNECTICUT ENERGY CORPORATION

                                  CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands, except per share)


                                          						   June 30,	  	Sept. 30,
                                                     1998        1997
                                                   ---------   ---------
                                                  (Unaudited)
Capitalization and Liabilities
------------------------------
Common Shareholders' Equity:
  Common stock: authorized-20,000,000
  shares, par value $1 per share, issued and
  outstanding-10,268,453 shares; 9,172,468
  shares                                         $  10,268    	$   9,172
  Capital in excess of par value	                  119,454		      94,540
  Unearned compensation                              	(988)		     (1,068)
  Retained earnings                                 52,513		      42,297
  Adjustment for minimum pension liability
    (net of income taxes)                             (427)		       (427)
                                                 ---------     ---------
Total common shareholders' equity		                180,820	   	  144,514
                                                 ---------     ---------
Long-term debt		                                   134,073	      134,073
                                                 ---------     ---------
Total capitalization		                             314,893		     278,587
                                                 ---------     ---------
Current Liabilities:
  Short-term borrowings                   		        15,183		      31,400
  Current maturities of long-term debt		               454		       4,654
  Accounts payable                                   8,689  		    12,609
  Federal, state and deferred income taxes   	       8,378         5,017
  Other accrued taxes                                2,598		       4,567
  Interest payable  		                               2,669		       3,499
  Customers' deposits  		                            1,711	 	      1,718
  Refunds due customers                                369		       2,627
  Refundable purchased gas costs                     5,664		        ---
  Other                                              5,029		       3,892
                                                 ---------     ---------
Total current liabilities		                         50,744 		     69,983
                                                 ---------     ---------
Deferred Credits:
  Deferred income taxes and investment
    tax credits                                     70,447		      67,893
  Other                                              7,525		       7,818
                                                 ---------     ---------
Total deferred credits		                            77,972		      75,711
                                                 ---------     ---------
Total capitalization and liabilities	         	   $443,609    		$424,281
                                                 =========     =========

                        See Notes to Consolidated Financial Statements.

                           CONNECTICUT ENERGY CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)

                                           								  Nine Months Ended
                                  						                  June 30,
                                                     -----------------
                                         								     1998	     1997
                                                      ----      ----

Net cash provided by operating activities         		$22,305  	$26,255
                                                    -------   -------
Cash Flows from Investing Activities:
  Capital expenditures	                            	(18,773)	 (18,178)
  Contributions in aid of construction                   39	       42
  Payments for retirement of utility plant             (110)	    (240)
  Energy ventures                                        42	      ---
                                                    -------   -------
Net cash used by investing activities	             	(18,802)	 (18,376)
                                                    -------   -------
Cash Flows from Financing Activities:
  Dividends paid on common stock                    (10,181)	  (8,994)
  Issuance of common stock                           26,090	    3,107
  Repayments of long-term debt                       (4,200)     (140)
  (Decrease) increase in short-term borrowings      (16,217)      100
                                                    -------   -------
Net cash (used) provided by financing activities		  (4,508)	   (5,927)
                                                    -------   -------
Net (decrease) increase in cash and cash
  equivalents                                       (1,005)	    1,952
Cash and cash equivalents at beginning of period		   6,644	     5,121
                                                   -------   --------
Cash and cash equivalents at end of period       		$ 5,639   	$ 7,073
                                                  ========   ========
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
  Interest                                         $10,634  	$ 11,486
  Income taxes                                     $ 8,350   $  4,291


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

	Southern had net regulatory assets as of June 30, 1998 and September 30, 1997 of $64,593 and $63,606, respectively.  These amounts are included in deferred charges and other assets and deferred credits in the consolidated balance sheets and are solely due to the application of the provisions of SFAS 71.

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

Deferred Charges and Other Assets
	Deferred charges and other assets include amounts related to the following:

				                                                      June 30,  	Sept. 30,
As of                                                        1998        1997
-----------------------------------------------------------------------------
Conservation costs						                                	$  4,741   	$  4,881
Energy assistance funding shortfall					                      374	        882
Environmental evaluation costs		 			                          580	        718
Gas holder costs							                                       123	        308
Hardship heating customer accounts receivable arrearages 	 16,368   	  13,439
Hardship heating customer assistance grant program	 	       1,907   	     634
Investment in energy ventures					                          3,376   	   3,418
Nonqualified benefit plans						                            2,524       2,302
Prepaid pension and postretirement medical contributions		 15,047   	  13,228
Investment in pipeline(1) 						                            5,515         ---
Other									                                              3,853       2,479
                                                          -------     -------
                                                       			$54,408 	   $42,289
                                                          =======     =======

	Southern has been allowed to recover various deferred charges in rates over periods ranging from three to five years in accordance with the DPUC's
Decision in Southern's latest rate case.

Deferred Credits
	Other deferred credits include amounts related to the following:

                                       							            June 30,  	Sept. 30,
As of   								                                             1998	       1997
------------------------------------------------------------------------------

Economic development initiatives	                  			 	   $  538      $1,339
Insurance reserves							                                   1,148       1,122
Interruptible margin sharing						                            853         877
Nonqualified benefit plans						                            3,382	      2,961
Other									                                              1,604	      1,519
                                                           ------      ------
                                                 				  	   $7,525 	    $7,818
                                                           ======      ======

(1) See section in Management's Discussion and Analysis entitled "Regulatory Matters" for further detail.

Utility Operating Results
      Due to the seasonal nature of gas sales for space heating purposes by Southern, the results of operations for the nine months ended June 30, 1998 are not indicative of the results to be expected for the fiscal year ending September 30, 1998.

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


                              RESULTS OF OPERATIONS

Net Income
----------

	The Company's consolidated net income for the three and nine months ended June 30, 1998 and 1997 is detailed below:

							                                                     Three Months Ended  Nine Months Ended
                                                                   June 30,            June 30,
                                                           -------------------  ------------------
(in thousands, except per share)		                            1998        1997      1998      1997
                                                              ----        ----      ----      ----
Net (Loss) Income		                                        $(1,019)   $(1,205)   $20,397   $19,415
                                                           =======    =======    =======   =======
Net (loss) income per share - Diluted		                    $ (0.10)   $ (0.13)   $  2.03   $  2.14
                                                           =======    =======    =======   =======
Weighted average common shares outstanding - Diluted        10,250      9,129     10,048     9,076
                                                           -------    -------    -------   -------

	The net loss for the three months ended June 30, 1998 was approximately 15%
lower than the net loss recorded in the corresponding 1997 period.  This was principally due to lower taxes, lower interest expense and higher other income.  The reduction in net loss for the 1998 quarter was partially offset by lower firm and interruptible margins.

	Net income for the nine months ended June 30, 1998 increased approximately 5% compared to the nine months ended June 30, 1997 principally due to higher firm margins, lower operations expense, lower property and gross earnings taxes and lower interest expense. Partially offsetting the increase in net income were lower interruptible margins, lower other income as well as higher operating expenses for maintenance, depreciation and income taxes.

	Results for both 1998 periods reflect the issuance of 1,035,000 shares of common stock in November of 1997.

Total Sales and Transportation Volumes
--------------------------------------

	Total volumes of gas sold and transported by the Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), for the three and nine months ended June 30, 1998 were approximately 5,500 and 29,201 MMcf, respectively, representing decreases of approximately 47% and 21% compared to the corresponding 1997 periods. These decreases occurred in most sales categories and were primarily attributable to weather which was approximately 18% and 7% warmer compared to the three and nine months ended June 30, 1997, respectively. Higher volumes of firm transportation during the three and nine months ended June 30, 1998 and higher off-system sales volumes during the nine months ended June 30, 1998 partially offset the overall decrease in sales and transportation volumes.

Firm Sales and Transportation Volumes
-------------------------------------

	Firm sales and transportation volumes for the three and nine months ended June 30, 1998 decreased approximately 13% and 4%, respectively, compared to the corresponding 1997 periods. This was due to lower firm sales principally due to warmer weather in the 1998 periods. The overall decreases in this category for the 1998 periods were partially offset by the continued growth in Southern's firm customer base and by increases in firm transportation volumes.

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

	The chart below depicts volumes of gas sold to and transported for on-system interruptible customers, off-system sales volumes and off-system transportation volumes under a special contract with The Connecticut Light and Power Company for its Devon electric generating station as well as gross margins earned and retained due to the margin sharing mechanism on these services for the three and nine months ended June 30, 1998 and 1997:

                  								           Three Months Ended   Nine Months Ended
								                                   June 30,            June 30,
                                     ------------------   -----------------
(dollars in thousands)		               1998      1997       1998       1997
                                       ----      ----       ----       ----

Gross margin earned	        	        $2,068     $2,690    $7,267     $9,736
                                     ======     ======    ======     ======
Gross margin retained		              $1,618     $2,435    $4,536     $6,385
                                     ======     ======    ======     ======
Volumes sold and transported (MMcf)		 2,280      6,581     9,921     16,873
                                     ------     ------    ------     ------

	Gross margin retained represents the difference between gross margin earned and margin to be allocated through the margin sharing mechanism.  Gross margin earned and retained by Southern was lower for the three and nine months ended June 30, 1998 compared to the corresponding 1997 periods principally due to the competitive price of other energy sources compared to natural gas.

	Total interruptible volumes for the three and nine months ended June 30, 1998 were lower compared to the corresponding 1997 periods primarily due to decreases in off-system transportation and on-system interruptible sales volumes due to the competitive price of other energy sources compared to natural gas.  Off-system sales activity for the three months ended
June 30, 1998 was lower than the corresponding 1997 quarter, while an increase in off-system sales activity for the nine months ended June 30, 1998 partially offset the overall decrease in this category for that period.

Gross Margin
------------

	The Company's gross margin for the three months ended June 30, 1998 was approximately 6% lower compared to the corresponding 1997 period. This decrease was principally attributed to both lower firm and interruptible margins. Gross margin for the nine months ended June 30, 1998 was relatively unchanged compared to the corresponding 1997 period.

	Southern's firm rates include a Weather Normalization Adjustment clause ("WNA")
which allows Southern to charge or credit the non-gas portion of its firm rates to reflect deviations from normal weather.  Because weather during the three and nine months ended June 30, 1998 was approximately 8% and 9% warmer than normal, respectively, the operation of the WNA collected approximately
$1,140,000 and $6,017,000, respectively, from firm customers.  This compares to a return to firm customers of approximately $803,000 during the three months ended June 30, 1997 and a collection from firm customers of approximately
$2,369,000 during the nine months ended June 30, 1997.

	Southern's firm sales rates include a Purchased Gas Adjustment clause ("PGA")
which allows Southern to flow back to its customers, through periodic adjustments to amounts billed, increased or decreased costs incurred for purchased gas compared to base rate levels without affecting gross margin.
The operation of Southern's PGA increased revenues and gas costs for the three and nine months ended June 30, 1998 by approximately $1,275,000 and
$10,576,000, respectively.  For the three and nine months ended June 30,
1997, PGA adjustments increased revenues and gas costs by approximately
$482,000 and $5,762,000, respectively.

Operations Expense
------------------

	Operations expense for the nine months ended June 30, 1998 decreased approximately 1% compared to the nine months ended June 30, 1997.
The decrease was primarily due to lower amortizations related to Southern's certified hardship forgiveness program due to the conclusion of the amortization period as of December 31, 1996 and lower pension and health care costs. Partially offsetting the overall decrease in operations expense for the 1998 period were higher expenses in the areas of labor, partly due to early retirement incentives paid to union employees during the three months ended June 30, 1998; outside services; regulatory commission expense and certain other general and administrative expenses.

Depreciation Expense
--------------------

	Depreciation expense for the three and nine months ended June 30, 1998 increased approximately 2% and 6%, respectively, compared to the corresponding 1997 periods. The increases were primarily due to additions to plant in service by Southern.

Federal and State Income Taxes
------------------------------

	Total federal and state income tax credits increased for the three months ended
June 30, 1998 compared to the corresponding 1997 period due to an adjustment to the effective tax rate as well as a higher pre-tax loss for the 1998 quarter.  The total provision for income taxes for the nine months ended
June 30, 1998 increased approximately 11% compared to the corresponding
1997 period primarily due to higher pre-tax income and a higher effective tax rate.  The higher effective tax rate was primarily caused by the tax treatment of conservation expenditures and uncollectibles and the inability to make tax-deductible employee benefit plan contributions.

Municipal, Gross Earnings and Other Taxes
-----------------------------------------

	Municipal, gross earnings and other taxes decreased approximately 9% and 20%
for the three and nine months ended June 30, 1998, respectively, compared to the corresponding 1997 periods. For the three months ended June 30, 1998, the decrease was primarily due to lower gross earnings tax due to lower revenues and a lower provision for property taxes.  For the nine months ended June 30, 1998, the decrease was primarily due to the DPUC Decision which required Southern to change its accounting treatment for accruing property taxes (see section entitled "Regulatory Matters" for further detail) and, to a lesser extent, lower gross earnings tax due to lower revenues.

Other (Income) Deductions, Net
------------------------------

	Other income for the three months ended June 30, 1998 was higher compared to the corresponding 1997 period.  This was primarily due to the contribution to earnings by one of the Company's nonutility subsidiaries in the 1998 quarter compared to a net loss in the 1997 quarter.  Other income for the nine months ended June 30, 1998 was lower compared to the nine months ended
June 30, 1997 primarily due to the receipt of approximately $974,000 in interest income in the 1997 period from one of Southern's interstate pipeline suppliers related to Southern's prepayment of transition costs associated with Federal Energy Regulatory Commission's ("FERC") Order
No. 636.  The nine month period ended June 30, 1998 was also favorably impacted by the operating results of the Company's nonutility subsidiaries.
Additionally, both 1998 periods benefited by an increase in investment income related to investments in nonqualified employee benefit plan trusts.

Interest Expense
----------------

	Total interest expense decreased approximately 7% and 4% for the three and nine months ended June 30, 1998, respectively, compared to the corresponding 1997 periods primarily due to lower short-term interest expense related to lower average short-term borrowings, lower long-term debt expense due to debt repayments, lower short-term interest expense on pipeline refunds not yet returned to firm customers and lower interest expense on transition costs.
Partially offsetting the decreases in total interest expense was an increase in short-term interest expense on deferred purchased gas costs for the three and nine months ended June 30, 1998.

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

                                                         Shared
   	              Connecticut                       Connecticut
                       Energy       Southern    Energy/Southern          Total
------------------------------------------------------------------------------
As of June 30, 1998:

Committed lines    $5,000,000    $32,000,000        $20,000,000    $57,000,000
Uncommitted lines    ---         $10,000,000        $10,000,000    $20,000,000

	Effective January 1, 1998, Connecticut Energy and Southern entered into an agreement with one bank for a shared committed line of credit in the amount of $20,000,000, replacing an existing line that expired on December 20, 1997.
The new agreement extends the credit line term until December 31, 1998, and the initial term may be extended from year to year thereafter dependent upon the operating cash requirements of the Company and its subsidiary and approval by the bank. At June 30, 1998, unused lines of credit totaled $66,300,000.

	In May 1998, one of the Company's nonutility subsidiaries, CNE Energy Services
Group, Inc. ("CNE Energy"), entered into a term loan agreement with a bank.
Under this agreement, CNE Energy may borrow up to $15,000,000 to reimburse
Southern for costs incurred to construct distribution facilities to transport natural gas to an electric generating plant in Bridgeport.  Borrowings began in May 1998.

	Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

	Operating cash flows for the nine months ended June 30, 1998 compared to the corresponding 1997 period were lower primarily due to a lower comparative increase in accrued taxes and reductions in refunds due customers, transition cost liability and liabilities related to margins earned which were used to fund certain economic development initiatives in Bridgeport and to provide grants to customers to reduce Southern's hardship assistance balances.  The decrease in operating cash flows in the 1998 period was partially offset by collections from customers through the operation of the PGA and a lower comparative increase in accounts receivable balances.

Investing Activities
--------------------

	Capital expenditures, net of contributions in aid of construction, approximated $18,734,000 and $18,136,000 for the nine months ended June 30, 1998 and 1997, respectively. On an annual basis, Southern relies upon cash flows from operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.

Financing Activities
--------------------

	On May 26, 1998, the Board of Directors of the Company increased the quarterly dividend on the Company's common stock to $0.335 per share, or an indicated annual dividend rate of $1.34 per share.

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

	On July 8, 1998 Southern received an interim Decision regarding the "overearnings" portion of this docket. According to Connecticut statutes, a utility which earns 100 basis points or more over its allowed rate of return for six consecutive months may be reviewed by the DPUC. The DPUC ordered a rate reduction of $528,000. Management cannot predict the financial or operational impact of any final decision which may result from this review which is still ongoing.

	Southern received a Decision from the DPUC on its special contract with Duke
Energy Trading and Marketing to transport natural gas to a 520 megawatt electric generating plant in Bridgeport.  Under the contract,
Southern will own, operate and maintain the 16", nearly 11-mile main, and CNE Energy will be solely responsible for financing the project and its maintenance costs.  This effectively removes any risk from Southern or its ratepayers for any future operating and maintenance costs.  Construction was completed and the plant was operational in July 1998.

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


                            PART II- OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are inapplicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits:
             Exhibit 10 - Agreement between The Southern Connecticut Gas Company and Connecticut Energy Corporation and David Silverstone related to change in control, dated April 1, 1998, is filed herewith at pages 21 to 30.

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

                                          CONNECTICUT ENERGY CORPORATION
                          							       	    		     (Registrant)




Date:  August 12, 1998  			          By:  /s/  Vincent L. Ammann, Jr.
       ---------------                    ------------------------------
                          				    	            Vincent L. Ammann, Jr.
           					                 	               Vice President and
                 						           	           Chief Accounting Officer