Form 10-K
period 1998-09-30
CONNECTICUT ENERGY CORP
filed 1998-12-04
CIK 310103

SECURITIES AND EXCHANGE COMMISSION
                               	WASHINGTON, DC 20549

                                   	FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
            13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
   [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
                   For the fiscal year ended September 30, 1998
	                                 					OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                  	For the transition period from __________ to __________

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
                               	(800) 760-7776

         	Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                 Name of Each Exchange on Which Registered
---------------------------           -----------------------------------------
Common Stock ($1 par value)							             New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as of November 20, 1998:
                                   $289,281,972

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                 				          Outstanding at November 20, 1998
          -----                               --------------------------------
Common Stock, $1 par value              					             10,331,499

                     	DOCUMENTS INCORPORATED BY REFERENCE

Portions of Connecticut Energy Corporation's 1998 Annual Report to Shareholders are incorporated into Part II and Part IV. Portions of Connecticut Energy Corporation's Definitive Proxy Statement dated December 11, 1998 are incorporated into Part III.

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

Southern serves approximately 158,000 customers in Connecticut, primarily in 22 towns along the southern Connecticut coast from Westport to Old
Saybrook, which include the urban communities of Bridgeport and New Haven. Southern is also authorized to lay mains and sell gas in an additional 10 towns in its service area, but does not currently provide any service to these towns.

The percentage of the Company's revenues contributed by each class of customers for the last three fiscal years was as follows:

Years ended September 30,					             1998       1997	 	    1996
----------------------------------------------------------------------
Residential						               	          58.9%      57.9%	     58.0%
Commercial firm						                      17.7	      19.5	   	  21.4
Industrial firm							                      3.9	       4.3		      6.5
Firm transportation and firm contract				   5.5        2.4 		     0.3
Interruptible and other	     					         14.0	      15.9    	  13.8
                                          -----      -----      -----
                                   						 100.0% 	   100.0	     100.0%
                                          =====      =====      =====

Southern is the sole distributor of natural gas, other than bottled gas, in its service area. Oil and electricity compete with gas in most industrial and commercial markets and for residential space and water heating. In general, Southern's firm rates are currently lower than electric rates for heating and, on average, are generally competitive with fuel oil. Southern's gas sales are affected by seasonal factors, and it experiences higher revenues during the winter months.
Through its nonutility subsidiary, CNE Energy Services Group, Inc. ("CNE Energy"), the Company provides an array of energy products and services to commercial and industrial customers throughout New England and New York.
The company also participates in a natural gas purchasing cooperative through another nonutility subsidiary, CNE Development Corporation. A third nonutility subsidiary, CNE Venture-Tech, Inc., invests in ventures that offer technologically advanced energy-related products.

In September 1997, CNE Energy formed a joint venture with Delmarva Power & Light Company's bulk energy group. The venture operates under the name Conectiv/CNE Energy Services, LLC and sells natural gas, electricity, fuel oil and other services and markets a full range of energy-related planning, financial, operational and maintenance services to commercial, industrial and municipal customers in New England and New York. In February 1998, the venture formed an alliance with Berkshire Energy Marketing, a division of the Massachusetts natural gas distribution utility, Berkshire Gas Company. The alliance markets energy commodities and services to commercial and industrial customers in western Massachusetts, eastern New York and southern Vermont.

As the result of a merger of Delmarva Power & Light Company and Atlantic Energy, Inc., a holding company under the name Conectiv was formed. In September 1998, CNE Energy and Conectiv Energy Supply, Inc., a subsidiary of Conectiv, formed two joint ventures, Total Peaking Services, LLC ("TPS") and CNE Peaking, LLC ("CNEP").

TPS, headquartered in Bridgeport, Connecticut, operates a 1.2 billion cubic foot liquefied natural gas ("LNG") open access storage facility in Milford, Connecticut. The facility has access to three major natural gas pipelines in New England: Algonquin Gas Transmission Company, Iroquois Gas Transmission System, L.P. and Tennessee Gas Pipeline Company. TPS has received Federal Energy Regulatory Commission ("FERC") approval of its market-based tariffs and is prepared to store and redeliver customer-owned LNG at the Milford facility beginning this winter.

CNEP provides a firm in-market supply source to assist energy marketers and local gas distribution companies ("LDCs") in meeting the maximum demands of their customers by offering firm supplies for peak-shaving and emergency deliveries. CNEP operates out of Newark, Delaware.

As of September 30, 1998, the Company, through its subsidiaries, had 488 full-time employees, the majority of whom were employees of Southern.

Customers
General
From 1993 through 1998, the average number of on-system customers served by Southern grew from approximately 152,200 to 157,800. Southern provides three types of gas service to its on-system customers: firm sales, firm transportation and interruptible. Firm service is provided to residential, commercial and industrial customers who require a continuous gas supply throughout the year. Southern serves approximately 181,000 firm residential units. Interruptible service is available to those customers that have dual fuel capabilities which allow them to alternate between natural gas and another fuel source. Firm service for residential use includes service to multi-family units. Firm transportation is available to commercial, industrial and multi-family customers who have secured their own gas supply and require that Southern transport this supply on its distribution system. Southern also provides transportation service to certain commercial and industrial customers on an interruptible basis, where the gas transported is owned by those customers.

Additionally, Southern has the approval of the Connecticut Department of Public Utility Control ("DPUC") to participate in the off-system sales market. If gas supplies are available after meeting on-system loads, Southern can sell to customers within Connecticut or in out-of-state markets. The customers to whom these sales are made are not permanent customers of Southern.

Firm Sales, Firm Transportation and Firm Contract
In 1998, firm services represented approximately 86% of operating revenues and approximately 61% of total gas throughput. Firm sales to industrial customers are likely to constitute a smaller percentage of Southern's future total sales due to the changing character of the local economy and continuing regulatory developments affecting the natural gas industry (see section entitled "Rates and Regulation" for further detail).

Southern provides firm contract sales service to Yale University in accordance with rates specified in a DPUC-approved special contract for the sale of gas to this facility. Southern and CNE Energy provide firm transportation contract service to a 520 megawatt electric generating plant in Bridgeport in accordance with a DPUC-approved contract.

Southern concentrates on customer additions that are the most cost-effective to achieve. Over the past several years, Southern has focused on adding load along its existing mains, which generally requires a lower capital outlay than adding load requiring new main. Approximately 59% of the residences along Southern's mains heat with natural gas. The conversion of these homes from an alternate fuel to natural gas heat has been a major factor in increased load growth.

Interruptible Sales, Transportation and Special Contract Services
Interruptible sales, which include off-system sales, and transportation services are priced flexibly and competitively compared to the price paid for alternate fuels by larger commercial and industrial customers.

Southern's interruptible sales fluctuate primarily due to the relative price differentials between alternate fuels and natural gas as well as the availability of gas not needed to serve firm customers. In addition to interruptible sales, Southern transports gas, on an interruptible basis, for delivery to certain large commercial and industrial consumers. Because of recent regulatory developments, end users can contract more easily than in the past for transportation service on interstate pipelines to transport natural gas supplies purchased from producers/suppliers, rather than purchase gas solely from LDCs. In Southern's service area, gas is transported to customers using interstate pipeline transportation and Southern's distribution system.

Transportation revenues are considerably less than revenues from gas sales because customers pay only a fee for the transportation service. Gas sales revenues include the cost of gas sold.

Southern provides transportation service to The Connecticut Light and Power Company's Devon electric generating station in accordance with rates specified in a special contract for the transportation of gas.

In 1998, interruptible sales, transportation and special contract services represented approximately 13% of operating revenues and approximately 37% of total gas throughput.

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

Marketing
General
Southern's marketing focus has undergone change in the last year. While Southern continues to aggressively pursue new residential and commercial heating customers, markets which are increasingly being targeted include power generating plants, marketers and aggregators. Marketing emphasis on customer incentive programs has increased to also include building business relationships with this new customer group in addition to architects, engineers and municipalities. By recognizing these marketers as customers rather than competitors, Southern expects the marketer to establish and finance incentive programs with input from Southern. If Southern is allowed to exit the merchant function and becomes solely a distribution company, the key element to its future growth will be increasing system throughput.

Southern's sales force has established an automated database to track consumer trends and reduce the amount of time necessary to enter a new business authorization into its costing network.

Residential Market
In the residential heating market, despite record low oil prices, 1,943 customers were added in 1998 compared to 2,641 customers in 1997 and 1,866 in 1996. Residential conversions accounted for 63% of these additions in 1998, compared to 60% in 1997 and 52% in 1996. Southern's residential marketing programs include a conversion burner program and an employee generated leads program for heating conversions. Southern has also established relationships with manufacturers and distributors in an effort to utilize their resources to attract new business.

Commercial and Industrial Markets
In the commercial and industrial markets, emphasis is placed on adding new firm and interruptible sales. Marketing programs for commercial and industrial customers include a program offering customers the option of financing new equipment through Southern and a conversion burner leasing program which provides customers with a low cost opportunity to switch to natural gas. Additionally, Southern's commercial and industrial sales group has embarked on a load retention program.

Effective April 1, 1996, firm transportation service became available to commercial and industrial customers. As of September 30, 1998, there were 1,789 firm transportation customers representing 2,094 accounts purchasing natural gas directly from marketers. The trend is for more of Southern's commercial and industrial customers to exercise choice once they become aware of its benefits. Southern encourages all eligible commercial and industrial customers to proactively learn more about their options.

The commercial marketing programs are targeted toward increasing natural gas consumption in the industrial sector by promoting the productivity, product quality, efficiency and environmental benefits of modern natural gas technologies to industrial plant managers and specifiers. For example, natural gas fired desiccant dehumidification equipment has begun to receive acceptance in supermarket and ice-rink applications.

With the continuing deregulation of energy markets and advancements in natural gas turbine technologies, cogeneration is a viable economic solution for many industrial customers. For example, in 1998, Yale University installed a 13.5 megawatt cogeneration system that will provide both electricity and steam for many of its facilities. The new state-of-the-art cogeneration facility uses three gas turbines and other modern equipment to generate electricity and steam from natural gas to provide heating and cooling to the central campus.

The Bridgeport Energy combined cycle generating plant is representative of new energy marketplace dynamics created by deregulation. The facility buys its gas supplies through third party marketers. Southern then transports the supplies to the plant via its new 11-mile natural gas distribution facility that links the plant with the Iroquois Gas Transmission System. This plant has the capability of consuming up to 30,000,000 Mcf of volume annually.

Natural Gas Vehicles
Natural gas vehicles ("NGVs") represent another opportunity to increase the base load usage of natural gas. Southern has been active in this market, and it is estimated that there will be more natural gas vehicles operating in its service
area by January 1, 1999.   Existing customers include the U.S. Postal Service,
R.R. Donnelley and Sons Company, South Central Regional Water Authority, BHC Company and the town of Westport.

More fleets expect to add natural gas vehicles during the next five years as federal legislation requires fleets to "phase-in" the use of cleaner alternate fuel vehicles. Natural gas is the leading alternate fuel for vehicle use.

The strategic location of Southern's franchise area, which lies along the Interstate 95 and 91 corridor, is key to maximizing the profitability of the existing distribution system, specifically for natural gas vehicular fueling use.

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

Southern's supply, transportation and storage agreements require Southern to pay a fixed demand charge regardless of the amount of gas transported or stored.
The FERC regulates interstate pipeline companies in connection with the rates charged to Southern for transportation and storage of natural gas.

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

Southern has storage service contracts with CNG Transmission. One contract provides 100 days of storage service with 648,000 Mcf of annual delivery. The remaining term of this contract is 14 years. Under other contracts which have remaining terms of five to nine years, CNG Transmission provides 773,000 Mcf of annual firm storage service and 1,028,000 Mcf of annual transportation service. The gas is stored by CNG Transmission and delivered to Southern under transportation contracts with Texas Eastern and Algonquin.

Algonquin furnishes only transportation services to Southern. The deliveries that Algonquin makes to Southern are gas supplies transported by other interstate pipelines interconnected to Algonquin.

Southern has multiple, diverse purchase agreements with producers and marketers for firm supply, which is delivered to customers under its transportation agreements or stored under its storage agreements for later delivery during peak periods. These agreements vary in terms of delivery obligations and the contract terms range from one month to three years. Southern pays a monthly reservation charge, but has no monthly purchase obligation under these agreements. Commodity prices are based on price indexes by supply area or are negotiated.

Canadian Supply
Southern receives Canadian supply under its long-term contracts with Alberta Northeast with firm transportation provided by Iroquois. These supply contracts with Alberta Northeast provide Southern with 12,775,000 Mcf of firm Canadian supply annually. Supply agreements with Alberta Northeast have remaining terms of four to eight years, and the transportation agreement with Iroquois has a remaining term of 13 years.

Supplemental Supply
Southern has an agreement with Distrigas to purchase 328,000 Mcf annually on a firm basis. This contract continues for four years and includes a provision for either vapor or liquid delivery, with an option to increase maximum daily delivery over the term of the contract. Additionally, Southern has interruptible purchase contracts with Distrigas. Supplemental gas supplies from on-site LNG and liquefied propane air storage facilities are available to meet peak and winter demand requirements (see section entitled "Connecticut Regulation" for the Decision in Docket No. 96-04-30).

Recent FERC Initiatives
The FERC recently announced several initiatives that will affect regulation of the natural gas industry. On July 29, 1998, the FERC issued a Notice of Inquiry in Docket No. RM98-12. In this proceeding, the FERC is seeking comments about the need to change its current regulatory policies relating to (1) the pricing of existing capacity, (2) the pricing of new capacity, (3) the use of index rates and benchmark adjustments to streamline rate filings, (4) means to employ performance-based incentive regulation, (5) the use of market-based rates for turn back capacity, (6) the use of market-based rates for unsubscribed capacity and (7) methods to negotiate pre-construction risk among parties to an expansion of pipeline capacity.

On the same date that it issued its Notice of Inquiry, the FERC also issued a Notice of Proposed Rulemaking in Docket No. RM98-10. In this proceeding, the FERC proposes the removal of price caps in the short-term market and proposes revised regulations that would subject all released capacity to an auction process. The FERC is also proposing to permit pipelines to negotiate the terms and conditions of transportation service under limited conditions.

On September 30, 1998, the FERC initiated two additional proceedings. In Docket No. RM98-9, the FERC proposes to modify its regulations governing applications to construct new pipeline capacity. Among other things, the FERC proposes to expand the scope of pipeline certificate authorizations to allow pipelines to replace and abandon more facilities than are currently covered by the blanket certificate, including replacements involving incrementally larger replacement pipe. In addition, the FERC proposes to establish an environmental checklist intended to add certainty to the environmental review aspect of certificate applications.

Also on September 30, 1998, the FERC announced a Notice of Proposed Rulemaking in Docket No. RM98-16 to expand the use of collaborative procedures for applicants proposing to build new pipeline facilities as well as hydroelectric projects. The proposed regulations are intended to bring applicants and potentially affected parties together in a pre-filing collaborative process to resolve significant issues, including issues likely to be raised in the environmental review process.

The above-mentioned initiatives are subject to the outcome of notice and comment procedures and have not yet taken the form of final, binding regulations. Therefore, it is difficult to ascertain the precise impact they will have on the business interest of LDCs like Southern.

Recent Pipeline Rate Case Decisions
On July 29, 1998, the FERC issued a Decision in the Iroquois Rate Case, Docket No. RP97-126. As a result of the FERC's Decision, Southern will experience a reduction in rates of approximately $2,300,000 per year, or 28%. The new rates became effective August 31, 1998. Iroquois has filed a request for rehearing and will have further opportunity to appeal the FERC's Decision.

The FERC issued final approval of a Joint Stipulation and Agreement Amending a Global Settlement in Texas Eastern Docket No. RP98-198 on October 29, 1998. In this settlement between Texas Eastern and its customers, Texas Eastern will reduce its book depreciation rates as a funding mechanism to permit more rapid collection of gas contract reformation costs, the roll-in of certain rates, and a reduction in its rates. Texas Eastern agreed to accept all risks associated with turnback of capacity until December 31, 2003 and a rate moratorium until that date. Reductions in rates to Southern will be approximately $6,200,000.

On August 31, 1998, CNG Transmission filed with the FERC an uncontested Stipulation Agreement of Settlement in Docket No. RP97-406. The FERC issued final approval of the settlement on November 24, 1998. Southern will experience a 23% reduction in rates and the roll-in of GSS-II storage over the next five years.

Off-System Sales
Southern's off-system sales program maximizes the use of its gas supply contracts, improves the usage of Southern's capacity on pipeline systems and lowers gas costs to firm customers through established margin sharing mechanisms. Pursuant to the DPUC Decision regarding FERC Order No. 636, Southern is allowed to enter into off-system sales under flexible terms and pricing for periods of less than one year without prior approval of the DPUC. In fiscal 1998, Southern dispatched approximately 4,484,100 Mcf of volume as part of its off-system sales program.

Off-system sales are performed by Southern through an effective trading operation established over the last three years. Southern has established a recognized sales function in various natural gas markets in the United States. Southern's customers include other LDCs, marketers, electric generation and wholesale customers. Southern has pooling agreements and a unique asset base enabling it to deliver reliably and competitively along a significant portion of the eastern pipeline grid under the full range of operating and marketing conditions.

Capacity release programs are available on all interstate pipelines serving Southern, and Southern actively participates in these programs. Demand charges recovered from a replacement shipper flow back as a reduction on the pipeline's monthly invoice. These demand reductions are used to lower gas costs to firm customers through established margin sharing mechanisms approved by the DPUC.

CNE Development has joined six other major eastern U.S. natural gas distribution companies or their affiliates to form the East Coast Natural Gas Cooperative, LLC to access competitively priced gas supplies. Southern has experienced reduced gas costs and increased operational flexibility as a result of the activities of the Cooperative.

Rates and Regulation
Connecticut Regulation
General
Southern is subject to the jurisdiction of the DPUC as to accounting, rates, charges, operating matters and the issuance of securities, both equity and debt, other than borrowings maturing in 12 months or less. Southern's firm sales rates change monthly pursuant to a DPUC-approved Purchased Gas Adjustment clause, under which purchased gas costs above or below a specified base cost are charged or credited to customers.

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

Rate Review Docket
In July 1998, the DPUC issued a Decision in Docket 97-12-21, DPUC Financial and Operational Review of the Southern Connecticut Gas Company. In this portion of the Docket, the DPUC initiated hearings which determined that the Company overearned historically and was likely to do so for the projected 12-month period ending June 30, 1999. The DPUC, therefore, ordered an interim rate decrease of $528,000 per year for the Company's firm sales customers.
This reduction was implemented on July 8, 1998.

The second phase of Docket 97-12-21 involves a four-year financial and operational review as required by Section 16-19a of the General Statutes of Connecticut. This section states: "The Department of Public Control shall, at intervals of not more than four years from the last previous general rate hearing of each gas and electric company having more than 75,000 customers, conduct a complete review and investigation of the financial and operating records of each such company..." The company expects to receive a Decision in this docket in December 1998.

Unbundling of Natural Gas Services
In August 1995, the DPUC issued a final Decision in Docket No. 94-11-12, DPUC Review of Connecticut Local Distribution Companies' Cost of Service Study Methodologies. In this docket, the DPUC investigated the issues surrounding the development of firm transportation rates at the state level in response to FERC Order No. 636. Effective April 1, 1996, commercial and industrial gas customers in Connecticut can contract for their gas supplies from sources other than the LDCs and pay the LDCs only for the transportation of that gas through their distribution systems at DPUC-approved rates. The firm transportation rates are designed to provide Southern with the same margins provided by bundled services.

In August 1997, the DPUC initiated a generic docket, Docket 97-07-11, DPUC Generic Investigation into Issues Associated with the Unbundling of Natural Gas Services by Connecticut Local Distribution Companies, to investigate issues associated with the unbundling of natural gas firm sales and transportation services by LDCs in Connecticut, including Southern. The
DPUC has conducted this proceeding in two phases. The first phase addressed issues relating to firm transportation service in its present form regarding delivery of sales and transportation service by LDCs and marketers. The DPUC reopened each LDC's latest rate case to consider proposed changes to its respective tariffs and rates. An Interim Decision was approved on October 28, 1998 which affected the way LDCs administer firm transportation services by providing for changes in the load balancing provisions in the LDCs' tariffs as well as for enhanced billing options for customers. The Interim Decision is scheduled to be finalized in January 1999. The second phase of this proceeding will investigate such issues as residential unbundling, codes of conduct for LDCs and marketers, and public policy issues. A schedule has not yet been established for this phase.

Sublease of Liquefied Natural Gas Plant
In August 1996, the DPUC issued a final Decision in Docket No. 96-04-30, Application of The Southern Connecticut Gas Company to Dispose of a Portion of Its Plant and Equipment. The DPUC approved certain proposals made by Southern regarding the operation of its LNG tank and related facilities, which included the sublease of the LNG tank and related facilities from Southern to CNE Energy, which would, in turn, sublease the LNG facility to TPS. TPS has received FERC approval of its market-based tariffs and is prepared to store and redeliver customer-owned LNG beginning this winter.

Interruptible Margin Sharing
In January 1996, Southern requested a reopening of its 1993 rate proceeding to propose a plan to redirect excess on-system interruptible margins, which would otherwise be returned to ratepayers, for calendar years 1996, 1997 and 1998 to two programs to fund certain economic development initiatives in Bridgeport and to provide grants to customers to reduce Southern's hardship assistance balances. Southern estimated that margins to be collected over the proposed three-year period would be approximately $14,000,000, which would be divided equally between the programs. Southern's proposal related to the economic development initiatives in Bridgeport included job training and services, certain loan subsidies and health promotion outreach services. Redirection of ratepayer margins for hardship assistance balances benefits Southern's hardship customers by reducing their accounts receivable arrearages and benefits Southern by reducing its provision for uncollectibles for such accounts.

On April 26, 1996, the DPUC issued a final Decision regarding Southern's proposal. The DPUC effectively approved Southern's proposal with certain modifications in the direction of funding of the Bridgeport economic development initiatives, the imposition of a cap of $6,000,000 per year of ratepayer margins to be split equally between the programs and certain implementation and status reporting requirements.

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

Regulations promulgated under the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992, which require reduced pollution levels and certain energy efficiency standards, have begun to affect Southern. Among other things, the Clean Air Act Amendments (1) impose stringent vehicle emissions standards beginning in 1994, (2) mandate the gradual phase-in of alternate fuel vehicles for fleets of more than 10 vehicles beginning in 1998 and (3) require power plants to phase-in significant emission reductions of sulfur dioxide and nitrogen oxide by the year 2000. Similarly, the Energy Policy Act of 1992 (1) requires that federal agencies begin phasing-in the use of alternate fuels in vehicles in 1993, (2) offers tax incentives to private parties who use or facilitate the use of alternate fuel vehicles and (3) requires a lessening reliance on foreign fuels. In 1996, the FERC also issued Order No. 888, mandating that electric utilities provide open access transmission at wholesale. This Order has expanded opportunities for the sale of power from gas fired generating units. Over time, these regulations will likely lead to an increasing demand for natural gas. Southern already has begun to participate in the expanded markets for natural gas emerging due to these regulatory mandates.

Since 1986, the FERC has effected major changes in the regulations governing the natural gas industry, especially FERC Order No. 636 which mandated the unbundling of interstate pipeline services. The actions by the FERC have increased competition in the natural gas industry by requiring interstate pipeline companies to provide gas transportation to others on a nondiscriminatory basis.

The FERC has also been involved in oversight of the Gas Industry Standards Board, a group comprised of interstate pipelines and shippers. The Board's actions to standardize essential terms of interstate pipeline transportation have an effect on the manner in which Southern interacts with suppliers and pipeline companies. The FERC has also announced recent rulemaking initiatives governing the prices and terms under which pipeline customers, including Southern, can purchase capacity or resell the capacity they currently hold, a point discussed in the section entitled "Gas Supply, Recent FERC Initiatives." These initiatives, if adopted, will also affect Southern's decisions regarding the acquisition and retention of interstate pipeline capacity; however, the nature of such impacts cannot now be predicted.

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

On September 8, 1997, Southern received a letter from the DEP informing it that the three sites had been entered on the Connecticut Inventory of Hazardous Waste Sites. The letter states that the site located on Pine Street in Bridgeport, Connecticut, may be of particular interest to the state of Connecticut because of its proximity to the Connecticut Department of Transportation expansion project of the U.S. Highway Route Number 95 Corridor. Placement of the sites on the Inventory of Hazardous Waste Sites means that the DEP may pursue remedial action pursuant to the Connecticut General Statutes.

Each site is located in an area that permits Southern to voluntarily perform any remedial action. Connecticut law also allows Southern to retain a Licensed Environmental Professional to conduct further environmental assessments and, if necessary, to develop remedial action plans in accordance with Connecticut Remediation Standard Regulations.

Southern has conferred with officials of the DEP, including the DEP liaison for the Department of Transportation's U.S. Highway Route Number 95 Corridor expansion project, to establish priorities in connection with the environmental assessments. As a result of those conferences, Southern and the DEP have negotiated and executed a Consent Order with respect to the Pine Street site located in Bridgeport. Pursuant to the Consent Order, Southern has agreed to undertake an investigation of the Pine Street site and its immediate surrounding area to determine potential sources of contamination and remediate contamination which may be found to have emanated or be emanating from the Pine Street site as a result of Southern's activities on the site. The schedule and scope of the investigation have been agreed to by Southern and the DEP. As a result of this Consent Order, Southern has recorded and deferred $150,000 for costs related to this site investigation. When the investigation is complete, Southern should be able to propose to the DEP what, if any, plan for remediation is appropriate for the site. Until such investigation is complete, management cannot predict the cost, if any, of any appropriate remediation for the Pine Street site.

Neither can management, at this time, predict the costs for any future site analysis and remediation for the remaining two sites, if any, nor can it estimate when any such costs, if any, would be incurred. While such future analytical and cleanup costs could possibly be significant, management believes, based upon the provisions of the Partial Settlement in Southern's most recent rate order and regulatory precedent with other local distribution companies in Connecticut, that Southern will be able to recover these costs through its customer rates. Although the method, timing and extent of any recovery remain uncertain, management currently does not expect that the incurrence of such costs will materially adversely impact the Company's financial condition, results of operations or cash flows.

Year 2000 Readiness Disclosure
Like other companies which use business-application software programs and rely on a computing infrastructure that includes embedded systems, the so-called Year 2000 issue also affects the Company and its subsidiaries. Certain of the Company's software programs and computing infrastructure that use two-digit years, rather than four-digit years, to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in the computer or device shutting down, performing incorrect computations or performing inconsistently.

In 1996, the Company began a project to address Year 2000 issues. It has been implementing individual strategies targeted at the specific nature of the Year 2000 issues in each of the following areas: (1) business-application systems,
(2) embedded systems, (3) vendor and supplier relationships, (4) customers and (5) contingency planning. The Company's Year 2000 project is proceeding on schedule.

To coordinate its comprehensive Year 2000 program, the Company established a Year 2000 Task Force, chaired by the Vice President, General Counsel and Secretary who reports directly to the Chairman and Chief Executive Officer. The Year 2000 Task Force includes executive management and employees with expertise from various disciplines including, but not limited to, information technology, operations, engineering, finance, facilities and communications, internal audit, purchasing and law. In addition, the Company has utilized the expertise of outside consultants to assist in the implementation of the Year 2000 program in such areas as project initiation and planning, business-application system inventory and analysis, business-application system remediation, business-application system replacement, and embedded systems inventory and analysis.

The Company's principal subsidiary, Southern, is subject to regulation from the DPUC, among other governmental agencies. At the DPUC's request, Southern has previously reported the progress of its Year 2000 program to the DPUC on three separate occasions. On October 23, 1998, the DPUC announced that it was seeking to engage the services of a consultant to perform an audit of the computer systems at all of Connecticut's major utility companies, including Southern, to assess their readiness to handle the changeover to the Year 2000.

See Management's Discussion and Analysis in the Company's 1998 Annual Report to Shareholders for further detail regarding the Year 2000 issue as it relates to the Company's operations.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the Year 2000 Program include the availability of resources, the Company's ability to discover and correct the potential Year 2000 sensitive problems which could have a serious impact on specific facilities, and the ability of suppliers to bring their systems into Year 2000 compliance.

Item 2.  Properties
-------------------
The Company's physical plant and properties primarily consist of Southern's gas distribution facilities. Southern had 2,157 miles of main and 123,631 service units as of September 30, 1998. It leases office space in Bridgeport, New Haven, Orange and Madison, owns properties in Bridgeport and New Haven that were formerly manufacturing sites and owns a propane air facility in Trumbull.

In 1995, the LNG plant lease agreement was renewed for two consecutive terms of 12 years. The lease contains an option to purchase the plant for a purchase price based on the then fair market sales value of the unit as defined therein.

During 1998, Southern subleased the LNG facility to CNE Energy. CNE Energy, in turn, subleased the LNG facility to TPS. Southern will continue to operate the LNG facility under an agreement with TPS and will remain primarily responsible for the lease payments in the event that the sublessees do not make the required payments.

Substantially all of Southern's utility properties and plant are subject to the lien of the indenture and supplemental indentures securing its first mortgage bonds. It is management's opinion that the physical plant and properties as described herein are suitable and adequate for the purpose of delivering gas for customer use.

Item 3.  Legal Proceedings
--------------------------
In a class action styled Connecticut Heating & Cooling Contractors Association, Inc. v. Connecticut Natural Gas Corp., et al., Connecticut Superior Court - Middletown, two trade associations and two plumbing and heating contractors in November 1995 sued Southern as well as the other Connecticut LDCs for violations of the Connecticut Unfair Trade Practices Act ("CUTPA") and tortious interference with business expectancies in connection with the LDCs' provision of service and maintenance to heating, cooling and ventilating systems and appliances. An Amended Complaint was filed in response to motions filed by the defendants in which one of the two contractor plaintiffs was removed from the case. In response to the court's granting a motion to strike the Complaint on the grounds of misjoinder filed by Southern and another defendant, the plaintiffs again amended their Complaint to add causes of action in conspiracy to violate the CUTPA and conspiracy to violate the antitrust laws. All three defendants filed motions to strike that complaint. The court struck all counts except the claim of conspiracy to violate the antitrust laws. The plaintiff contractor then sued each LDC separately, in their respective judicial districts, and Southern was sued in Bridgeport Superior Court, alleging the original class action claims of violation of the CUTPA, and tortious interference with business expectancies. The association plaintiffs and the contractor also sued all the LDCs, again in Middletown, alleging conspiracy to violate the CUTPA. Southern filed a motion to dismiss. There are, therefore, currently three pending cases against Southern. The plaintiffs moved to consolidate all five lawsuits against the LDCs and to transfer them to the new Complex Litigation Docket. Southern objected to consolidation, but agreed to the transfer. The complex litigation judge in Waterbury accepted the cases and denied the plaintiffs' motion to consolidate. She ordered the case against Connecticut Natural Gas alone proceed to prepare for a trial in August of 1999, stayed discovery on the remaining cases, and ordered the remaining cases to proceed to the point of closing the pleadings. The judge will rule on Southern's pending motion to dismiss in the conspiracy to violate the CUTPA case. Southern has prepared a motion to strike part of the Bridgeport case. Southern has answered the antitrust conspiracy case. The plaintiffs seek declaratory and injunctive relief. The plaintiffs seek treble damages in excess of $15,000, punitive damages and attorneys' fees. Southern intends to defend itself vigorously in these lawsuits, which management believes are without merit. In the opinion of management, resolution of these lawsuits is not expected to have a material adverse impact on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
None.

                                     	PART II
                                      -------

Item 5.  Market for Common Stock Equity and Related Stockholder Matters
-----------------------------------------------------------------------
Common Stock Data
The Company's common stock is listed for trading on the New York Stock Exchange. The Company's common stock ticker symbol is CNE.

The following table shows the quarterly high and low price ranges of the Company's common stock and quarterly dividends paid during the years ended September 30, 1998 and 1997.

Market Price and Dividend Data

1998 Quarters ended		         High   		   Low 	    	  Dividend
-------------------           ----        ---         --------
December 31, 1997		           $30 7/16		  $22 3/4		   $0.33
March 31, 1998			             $30 3/4	 	  $25 11/16  	$0.33
June 30, 1998			              $32 1/4		   $25 5/8		   $0.335
September 30, 1998		          $29 11/16	  $25 1/16		  $0.335

1997 Quarters ended		         High		      Low		       Dividend
-------------------           ----        ---         --------
December 31, 1996		           $22 1/4		   $19 7/8     $0.33
March 31, 1997			             $24 3/8		   $21		       $0.33
June 30, 1997			              $24 1/4   		$22 1/4		   $0.33
September 30, 1997		          $24 15/16	  $22 3/8		   $0.33

As of September 1998, the Company and its predecessors have paid 355 consecutive quarterly cash dividends. Cash dividends have been paid since 1850, and the Company currently expects that dividends will continue to be paid in the future.

The major source of funds for payment of the Company's dividends are the dividends received on the shares of Southern's common stock owned by the Company. Southern's indentures relating to long-term debt contain restrictions as to the declaration or payment of cash dividends on, or the reacquisition of, capital stock. Under the most restrictive of such provisions, $46,838,000 of retained earnings at September 30, 1998 was available for such purposes.

The approximate number of shareholders of record of the Company's common stock as of November 20, 1998 was 9,770.

Item 6.  Selected Financial Data
--------------------------------
The presentation under the "Eleven Year Financial Summary" for the five-year period ended September 30, 1998 on pages 42 and 43 of the Company's 1998 Annual Report to Shareholders is incorporated by reference herein.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------
"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 to 25 of the Company's 1998 Annual Report to Shareholders is incorporated by reference herein.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
Not applicable.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
The Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Common Shareholders' Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements on pages 26 to 40 and the Report of Independent Accountants on page 41 of the Company's 1998 Annual Report to Shareholders are incorporated by reference herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------
None.

                                      	PART III
                                       --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
Information required in this item regarding directors is contained in the Company's definitive Proxy Statement at pages 2 to 4, which will be mailed to shareholders on or about December 11, 1998, and is incorporated by reference herein. A list of executive officers of the registrant and Southern follows:

                                  Executive Officers of Connecticut Energy Corporation
                                                            and
         	                                  The Southern Connecticut Gas Company

   Name and Age                 Position and Business Experience for the Past Five Years
------------------              --------------------------------------------------------
J. R. Crespo, 56	        	      Chairman, President and Chief Executive Officer of the
                                Company and Southern (1990).

Thomas A. Trotta, 61		          Senior Vice President of the Company and Executive Vice
                                President and Chief Operating Officer of Southern (1996),
                                Executive Vice	President and Chief Operating Officer of
                                Southern (1995), Senior Vice President and Chief Operating
                                Officer of Southern (1992).

Vincent L. Ammann, Jr., 39	     Vice President and Chief Accounting Officer of the Company
                                and Vice President, Technology Applications of Southern (1997),
                                Vice President and Chief Accounting Officer of the Company and
                                Vice President, Information Technology of Southern (1996),
                                Vice President and Chief Accounting Officer of the Company and
                                Group Vice President of Southern (1994), Vice President and
                                Chief Accounting Officer of the Company and Southern (1991).

Samuel W. Bowlby, 60		          Vice President, General Counsel and Secretary of the Company and
                            				Southern (1997), Partner, Tyler, Cooper & Alcorn, New Haven, CT
                            				(1970-1997).

Carol A. Forest, 50	           	Vice President, Finance, Chief Financial Officer, Treasurer and
                            				Assistant Secretary of the Company and Southern (1996), Vice
                            				President, Finance, Chief Financial Officer and Treasurer of the
                            				Company and Southern (1991).

Janet L. Janczewski, 54		       Senior Corporate Counsel and Assistant Secretary of the Company
                            				and Southern (1997), Corporate Counsel of Southern (1989).

Larry S. McGaughy, 51		         Vice President of the Company, President of CNE Development
                                Corporation and President of CNE Energy (1998), President of CNE
                                Energy (1996), Vice President, Corporate Engineering and Special
                                Projects of Southern (1995), Vice President, Marketing and Corporate
                                Engineering of Southern (1994), Vice President, Marketing and Gas
                                Control of Southern (1991).

Michael H. Pinto, 71		          Vice President, Government Affairs of the Company (1991).

Salvatore A. Ardigliano, 49	    Group Vice President and Chief Information Officer of Southern (1998),
                            				Group Vice President of Southern (1998), Vice President, Marketing and
                            				Gas Supply Services of Southern (1995), Vice President, Gas Supply
                            				Services of Southern (1995), Group Director, Gas Supply Services of
                            				Southern (1993).

Peter D. Loomis, 50		           Group Vice President, Operations of Southern (1998), Group Vice
                            				President, Customer and Operating Services of Southern (1995),
                            				Vice President, Distribution and Customer Service of Southern (1992).

Phyllis A. O'Brien, 53		        Group Vice President of Southern (1996), Vice President, Accounting
                            				and Regulatory Services of Southern (1994), Vice President, Corporate
                            				and Regulatory Planning of Southern (1993).

David Silverstone, 52         		Group Vice President and Chief Administrative Officer of Southern
                                (1998), Group Vice President of Southern (1998), Partner, Silverstone
                                and Koontz (1983-1998).

Ernest W. Karkut, 56	          	Vice President, Purchasing and Plant Services of Southern (1994), Vice
                            				President, Customer Relations of Southern (1993).

Diane Nunn, 50	               		Vice President, Distribution and Gas Control Services (1998), Vice
                                President, Customer and Distribution Services of Southern (1998),
                                Group Director, Customer and Distribution Services of Southern (1996),
                                Director, Human Resources of Southern (1990).

Patricia A. Younger, 56*		      Vice President, Customer Relations of Southern (1995), Group Director,
                            				Customer Relations of Southern (1994), Director, Customer Information
                            				and Collections of Southern (1994), Director, Credit and Collections of
                            				Southern (1993), Manager, Credit and Collections of Southern (1986).

*retired effective February 1, 1998.

Item 11.  Executive Compensation
--------------------------------
Information required in this Item is contained in the Company's definitive Proxy Statement on pages 9 to 10, which will be mailed to shareholders on or about December 11, 1998, and is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
Information required in this Item is contained in the Company's definitive Proxy Statement on pages 4 to 5, which will be mailed to shareholders on or about December 11, 1998, and is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
Information required in this Item is contained in the Company's definitive Proxy Statement on pages 10 to 12, which will be mailed to shareholders on or about December 11, 1998, and is incorporated by reference herein.

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
     --------------------
Among the responses to this Item 14(a) are the following financial statements which are incorporated by reference herein in Item 8 above:

 	   (i) 	   Consolidated Statements of Income for the years ended September 30,
             1998, 1997 and 1996.

     (ii)	   Consolidated Balance Sheets for the years ended September 30, 1998 and 1997.

     (iii) Consolidated Statements of Changes in Common Shareholders' Equity for the years ended September 30, 1998, 1997 and 1996.

    	(iv)   	Consolidated Statements of Cash Flows for the years ended September
             30, 1998, 1997 and 1996.

     (v)	    Notes to Consolidated Financial Statements.

     (vi)	   Report of Independent Accountants.

2.  	Financial Statements and Supplementary Data Required by Item 8
     --------------------------------------------------------------
	    (A)	Schedule                       Description		              Page
         --------                       -----------                ----

                     			Report of Independent Accountants on
                     			Financial Statement Schedule 			            21

    		      II	          Valuation and Qualifying Accounts		        22

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

    	(4) Instruments Defining Rights of Security Holders, Including Indentures
         ---------------------------------------------------------------------
     (i) Shareholder Rights Plan, dated July 28, 1998, incorporated by reference to Form 8-K dated July 28, 1998.

     (ii)	  	    Indenture between The Bridgeport Gas Light Company and The
Bridgeport City Trust Company, as Trustee, dated as of March 1, 1948.
Incorporated herein by reference to Exhibit 4(b) (1) to Connecticut Energy
Corporation Registration Statement 2-10566.

     (iii) 	  	   In addition to the Indenture referred to in 4 (i) hereof,
there have been 27 indentures supplemental thereto, copies of all of which the Company agrees to furnish to the Commission upon request.

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

    	(xxx)	     The Southern Connecticut Gas Company Board of Directors
Retirement Plan, dated October 1, 1997, incorporated by reference to Form 10-Q for the quarter ended December 31, 1997 at pages 20 to 23.

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

	    (xxxix)	   Agreement between The Southern Connecticut Gas Company and
Connecticut Energy Corporation and Samuel W. Bowlby related to change in control, dated July 1, 1997, incorporated by reference to Form 10-Q for the quarter ended March 31, 1998 at pages 21 to 31.

    	(xxxx)	    Agreement between The Southern Connecticut Gas Company and
Connecticut Energy Corporation and David Silverstone related to change in control, dated April 1, 1998, incorporated by reference to Form 10-Q for the quarter ended June 30, 1998 at pages 21 to 30.

    	(13) Annual Report to Security Holders
          ---------------------------------
The Company's 1998 Annual Report to Shareholders is filed herewith at pages 25 to 53. Such exhibit includes only those portions thereof which are expressly incorporated by reference in this Form 10-K.

    	(21) Subsidiaries of the Registrant
          ------------------------------
A list of the Company's subsidiaries is filed herewith at page 54.

    	(27)  Financial Data Schedule
           -----------------------
Financial Data Schedule UT is submitted only in electronic format to the Securities and Exchange Commission.

     (B) Reports on Form 8-K filed during the last quarter of 1998:

Form 8-K, dated July 28, 1998, concerning the Company's Shareholder Rights Plan was filed with the Securities and Exchange Commission on August 4, 1998.


      	REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
       -----------------------------------------------------------------

To the Board of Directors and Shareholders of Connecticut Energy Corporation:

Our audits of the consolidated financial statements referred to in our report dated October 30, 1998 appearing on page 41 of the 1998 Annual Report to Shareholders of Connecticut Energy Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
------------------------------
New York, New York
October 30, 1998

                         	CONSENT OF INDEPENDENT ACCOUNTANTS
                          ----------------------------------

We consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 333-25691) and Form S-8
(No. 33-39245 and 33-51763) of Connecticut Energy Corporation of our report dated October 30, 1998, on our audits of the consolidated financial statements and financial statement schedule of Connecticut Energy Corporation as of September 30, 1998 and 1997, and for the years ended September 30, 1998, 1997 and 1996, appearing on page 41 of the 1998 Annual Report to Shareholders of Connecticut Energy Corporation which is incorporated by reference in this Annual Report on Form 10-K.



/s/ PricewaterhouseCoopers LLP
------------------------------
New York, New York
December 4, 1998

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        CONNECTICUT ENERGY CORPORATION

                 Years Ended September 30, 1998, 1997 and 1996
                                (in thousands)

                   Col. A       		Col. B	      	Col. C 		     Col. D		      Col. E
                   ------         ------        ------        ------        ------
                            Additions
                            ---------
                  	Balance  at  	 Charged to    Charged to   	              Balance
                			Beginning	     Costs and 	   Other	  			                 at End of
Description		      of Period	     Expenses 	    Accounts	     Deductions  	 Period
-----------        -----------    ----------    ----------    ----------    ---------
Allowance for
Doubtful Accounts
1998 (1)		         $2,948      	  $7,735	      	$1,946 (2)   	$10,564 (3)   $2,065
1997 (1)		         $2,742      	  $7,297       	$2,851 (2)   	$9,942  (3)   $2,948
1996 (1)		         $3,553      	  $6,549       	$1,826 (2)   	$9,186  (3)   $2,742


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

CONNECTICUT ENERGY CORPORATION
      		(Registrant)


By: /s/ J. R. Crespo
    --------------------------------------
    J. R. Crespo, Chairman,
    President and Chief Executive Officer
    Dated:  November 24, 1998


    	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Henry Chauncey, Jr.                	By: /s/ Newman M. Marsilius
    -----------------------------               ------------------------------
    Henry Chauncey, Jr., Director 	             Newman M. Marsilius, Director
    Dated:  November 24, 1998 		                Dated:  November 24, 1998


By: /s/ James P. Comer                      By: /s/ Samuel M. Sugden
    ------------------------------              ------------------------------
    James P. Comer, M.D., Director 		           Samuel M. Sugden, Director
    Dated:  November 24, 1998 		 	              Dated:  November 30, 1998


By: /s/ J. R. Crespo                       	By: /s/ Christopher D. Turner
    ------------------------------              ------------------------------
    J. R. Crespo, Chairman,	            			     Christopher D. Turner,
    President and Chief Executive Officer		     Director
    Dated:  November 24, 1998                   Dated:  November 19, 1998


By: /s/ Richard F. Freeman                 	By: /s/ Helen B. Wasserman
    ------------------------------              ------------------------------
    Richard F. Freeman, Director        			     Helen B. Wasserman, Director
    Dated:  November 24, 1998				               Dated:  November 24, 1998


By: /s/ Richard M. Hoyt                    	By: /s/ Vincent L. Ammann, Jr.
    ------------------------------              ------------------------------
    Richard M. Hoyt, Director          				     Vincent L. Ammann, Jr.
    Dated:  November 24, 1998          				     Vice President and Chief
                                                Accounting Officer (Principal
                                                Accounting Officer)
                                    							     Dated:  November 24, 1998


By: /s/ Paul H. Johnson                     By: /s/ Carol A. Forest
    ------------------------------              ------------------------------
    Paul H. Johnson, Director          				     Carol A. Forest,
    Dated:  November 24, 1998                   Vice President, Finance,
                                         		     Chief Financial Officer,
                                                Treasurer and Assistant
                                                Secretary (Principal Financial
                                    							     Officer)
                                    							     Dated:  November 24, 1998