Form 10-Q
period 1998-12-31
CONNECTICUT ENERGY CORP
filed 1999-02-10
CIK 310103

SECURITIES AND EXCHANGE COMMISSION
                              	WASHINGTON, DC 20549

                                    	FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

               For the quarterly period ended December 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                  					Outstanding at February 5, 1999
     --------------------------              -------------------------------
     Common Stock, $1 par value			                   	  10,350,638

                  PART 1.   FINANCIAL INFORMATION
                  CONNECTICUT ENERGY CORPORATION

                   ITEM 1.   FINANCIAL STATEMENTS
                  CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in thousands, except per share)
                             (Unaudited)


							                             Three Months Ended
							                                  Dec. 31,
                                    -------------------
                                       1998	       1997
                                       ----        ----
Operating Revenues	              $   61,594 	 $  76,507
Purchased gas		                      27,784      42,476
                                 ----------   ---------
 Gross margin		                      33,810      34,031

Operating Expenses:
  Operations		                       12,443      12,789
  Maintenance		                         875         938
  Depreciation		                      4,551       4,240
  Federal and state income taxes	     3,515       4,496
  Municipal, gross earnings and
    other taxes		                     3,130       2,202
                                 ----------   ---------
Total operating expenses     		      24,514      24,665
                                 ----------   ---------
Operating income		                    9,296       9,366

Other (income) deductions, net		       (168)        (57)

Interest Expense:
  Interest on long-term debt and
  amortization of debt issue costs    3,213     	 3,068
  Other interest, net    		             156         189
                                 ----------   ---------
Total interest expense		              3,369       3,257
                                 ----------   ---------
Net Income           	            $   6,095 	 $   6,166
                                 ==========   =========
Net income per share -
  basic	                         $     0.60   $    0.64
                                 ==========   =========
Net income per share -
  diluted                       	$     0.59   $    0.64
                                 ==========   =========
Dividends paid per share	        $    0.335   $    0.33
                                 ----------   ---------

Weighted average common shares
  outstanding during period -
  basic	                         10,239,517   9,617,544
                                 ----------   ---------
Weighted average common shares
  outstanding during period -
  diluted	                       	10,331,531 	9,669,791
                                  ----------  ---------

                  See Notes to Consolidated Financial Statements.

                      CONNECTICUT ENERGY CORPORATION


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (Dollars in thousands)
                                (Unaudited)

                                                 Three Months Ended
                                                    December 31,
                                                -------------------
                                                  1998         1997
                                                  ----         ----

Net Income                                      $6,095       $6,166
                                                ------       ------
Other comprehensive income, net of taxes:
  Minimum pension liability adjustment            (473)        (427)
                                                ------       ------

Total other comprehensive income                  (473)        (427)
                                                ------       ------

Comprehensive Income                            $5,622       $5,739
                                                ======       ======

                  See Notes to Consolidated Financial Statements.

                             CONNECTICUT ENERGY CORPORATION

                               CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands, except per share)

                 							                            Dec. 31,	 Sept. 30,
                                             	        1998      1998
                                                   --------   --------
                                                 (Unaudited)
Assets
------
Utility Plant:
  Gross utility plant                              $413,152  	$412,715
  Less:  accumulated depreciation		                 139,673    137,493
                                                   --------   --------
  Net utility plant                                 273,479    275,222
Nonutility property, net		                            7,379      4,526
                                                   --------   --------
Net utility plant and other property	               280,858    279,748
                                                   --------   --------
Current Assets:
  Cash and cash equivalents   	                       8,100     10,091
                                                   --------   --------
  Accounts receivable                                42,056     28,986
  Less:  allowance for doubtful accounts              2,396      2,065
                                                   --------   --------
    Net accounts receivable                          39,660     26,921
                                                   --------   --------
  Accrued utility revenues, net                       6,221      2,511
  Unrecovered purchased gas costs                     7,953      2,529
  Inventories                                         6,641     10,491
  Prepaid expenses                                    4,478      5,863
                                                   --------   --------
Total current assets	                           	    73,053    58,406
                                                   --------   --------
Deferred Charges and Other Assets:
  Unamortized debt expenses                          10,773     10,841
  Unrecovered deferred income taxes                  49,775     49,800
  Other                                              61,738     60,606
                                                   --------   --------
Total deferred charges and other assets	         	  122,286    121,247
                                                   --------   --------
Total assets                                     		$476,197  	$459,401
										                                         ========   ========

                            See Notes to Consolidated Financial Statements.

                            CONNECTICUT ENERGY CORPORATION

                              CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, except per share)

                                          						    Dec.31,  	Sept. 30,
                                                      1998      1998
                                                   --------   --------
                                                 (Unaudited)
Capitalization and Liabilities
------------------------------
Common Shareholders' Equity:
  Common stock: authorized-20,000,000
  shares, par value $1 per share, issued and
  outstanding--10,347,988 shares; 10,289,692
  shares                                           $ 10,348   $ 10,290
  Capital in excess of par value	                   121,855	   119,961
  Unearned compensation                              (1,487)      (310)
  Retained earnings                                  50,306     47,685
  Adjustment for minimum pension liability
    (net of income taxes)                              (473)		    (473)
                                                   --------   --------
Total common shareholders' equity		                 180,549    177,153
                                                   --------   --------
Long-term debt		                                    150,007    150,007
                                                   --------   --------
Total capitalization		                              330,556    327,160
                                                   --------   --------
Current Liabilities:
  Short-term borrowings                   		         29,800     22,400
  Current maturities of long-term debt		              1,321      1,321
  Accounts payable                                   12,198     10,499
  Federal, state and deferred income taxes   	        4,291      1,537
  Other accrued taxes                                 2,919	     2,024
  Interest payable  		                                2,557      3,386
  Customers' deposits  		                             1,756	 	   1,627
  Refunds due customers                                 360		      454
  Other                                               5,351      4,886
                                                   --------   --------
Total current liabilities		                          60,553 		  48,134
                                                   --------   --------
Deferred Credits:
  Deferred income taxes and investment
    tax credits                                      75,779     75,568
  Other                                               9,159      8,389
                                                   --------   --------
Total deferred credits 		                            84,938     83,957
                                                   --------   --------
Commitments and contingencies                           150        150
                                                   --------   --------
Total capitalization and liabilities	          	   $476,197  	$459,401
                                                   ========   ========

                        See Notes to Consolidated Financial Statements.

                           CONNECTICUT ENERGY CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)

                                           								  Three Months Ended
                                  						                December 31,
                                                     ------------------
                                         								      1998	       1997
                                                       ----        ----

Net cash provided (used) by operating activities  		$   716   	 $(9,463)
                                                    -------     -------
Cash Flows from Investing Activities:
  Capital expenditures	                             	(5,741)	    (6,360)
  Contributions in aid of construction                   26          16
  Payments for retirement of utility plant              (10)        (47)
  Investment in special contract distribution main     (367)        ---
  Energy ventures                                    (1,316)        327
                                                    -------     -------
Net cash used by investing activities	             	 (7,408)	    (6,064)
                                                    -------     -------
Cash Flows from Financing Activities:
  Dividends paid on common stock                     (3,474)	    (3,370)
  Issuance of common stock                              775      24,886
  Increase (decrease) in short-term borrowings        7,400      (5,500)
                                                    -------     -------
Net cash provided by financing activities             4,701 	    16,016
                                                    -------     -------
Net (decrease) increase in cash and cash
  equivalents                                        (1,991)	       489
Cash and cash equivalents at beginning of period		   10,091       6,644
                                                    -------     -------
Cash and cash equivalents at end of period       		 $ 8,100   	 $ 7,133
                                                    =======     =======

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
  Interest                                          $ 4,316  	  $ 4,130
  Income taxes                                      $   500     $ 1,500

Supplemental Schedule of Noncash
Investing and Financing Activities:
  On October 1, 1998, 39,767 shares of unregistered common stock were issued pursuant to the Company's Restricted Stock Award Plan.

                   See Notes to Consolidated Financial Statements.

                           CONNECTICUT ENERGY CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in thousands)
                                    (Unaudited)

Note 1 - Summary of Significant Accounting Policies
General
	The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements of Connecticut Energy
Corporation ("Connecticut Energy" or "Company") for the fiscal year ended
September 30, 1998 as presented in the Annual Report on Form 10-K.  In the opinion of management, the accompanying financial information reflects all adjustments which are necessary to provide a fair presentation of the interim periods shown.  All such adjustments are of a normal recurring nature.

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

Accounting for the Effects of Regulation
	The Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"), which requires a cost-based, rate-regulated enterprise, such as Southern, to reflect the impact of regulatory decisions in its financial statements. The Connecticut Department of Public Utility Control's ("DPUC") actions through the ratemaking process can create regulatory assets in which costs are allowed for ratemaking purposes in a period other than the period in which the costs would be charged to expense if the reporting entity were unregulated.

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

	Southern had net regulatory assets as of December 31, 1998 and September 30,
1998 of $77,390 and $74,955, respectively.  These amounts are included in deferred charges and other assets and deferred credits in the consolidated balance sheets and are solely due to the application of the provisions of
SFAS 71.

	Effective April 1, 1996, the DPUC deregulated the sale of natural gas to firm commercial and industrial customers by giving these customers an option to purchase natural gas from independent brokers or marketers.  Commercial and industrial customers electing to purchase natural gas in this manner pay a
DPUC-approved firm transportation rate to local gas distribution companies
("LDCs") for the use of their distribution systems.

	Southern is one of three Connecticut LDCs whose firm transportation rates are designed to provide the same margins earned from bundled services.  Because the rates are margin neutral, there has not been any impact upon Southern's ability to recover deferred costs through cost-based rate regulation.  Firm transportation rates have eliminated only the gas cost component of the rates previously charged to these customers.  The Company has not experienced any adverse impact on its earnings or results of operations from this change in rate structure.  Additionally, the DPUC's initiatives for competition have not been directed toward services for certain groups of customers, including service to residential classes, which represent the majority of Southern's total throughput and gross margin.

	Management believes that Southern continues to meet the requirements of SFAS 71 because Southern's rates for regulated services provided to its customers are subject to DPUC approval; are designed to recover Southern's costs of providing regulated services; and continue to be subject to cost-of-service based rate regulation by the DPUC.

Deferred Charges and Other Assets
	Deferred charges and other assets include amounts related to the following:

                                                           Dec. 31, 	Sept. 30,
As of                                        				             1998       1998
-----------------------------------------------------------------------------
Conservation costs							                                  $ 4,846 	  $ 5,004
Energy assistance funding shortfall					                       ---	       262
Environmental evaluation costs		 			                           501        684
Gas holder costs							                                        ---	        62
Hardship heating customer accounts receivable arrearages 	  16,561 	   16,399
Hardship heating customer assistance grant program	 	        1,299	     1,748
Investment in energy ventures					                           5,511	     4,195
Investment in special contract distribution main 			        11,761	    11,394
LNG facility								                                           225	       207
Nonqualified benefit plans						                             3,022	     3,023
Prepaid pension and postretirement medical contributions		  14,207	    14,207
Other									                                               3,805	     3,421
                                                           -------    -------
                                                           $61,738  	 $60,606
                                                           =======    =======

	Southern has been allowed to recover various deferred charges in rates over periods ranging from three to five years in accordance with the DPUC's Decision in Southern's latest rate case.

Deferred Credits
	Deferred credits include amounts related to the following:

                                         							           Dec. 31, 	Sept. 30,
As of   								                                              1998	      1998
-----------------------------------------------------------------------------
Economic development initiatives					                       $  747	    $  397
Insurance reserves							                                    1,260      1,153
Interruptible margin sharing						                           1,320	     1,210
Nonqualified benefit plans						                             3,721	     3,522
Other									                                               2,111      2,107
                                                            ------     ------
                                                      					 $9,159 	   $8,389
                                                            ======     ======

Utility Operating Results
	Due to the seasonal nature of gas sales for space heating purposes by Southern, the results of operations for the three months ended December 31, 1998 are not indicative of the results to be expected for the fiscal year ending September
30, 1999.

Common Shareholders' Equity
 On October 1, 1998, 39,767 shares of unregistered common stock were issued to six senior officers pursuant to the Company's Restricted Stock Award Plan. The purpose of the Restricted Stock Award Plan is to motivate participants to work toward achieving corporate objectives beneficial to the Company and its shareholders by awarding them shares of common stock which become vested upon achievement of the objectives. The total number of shares that may be issued under the Restricted Stock Award Plan may not exceed 300,000. This number is subject to adjustment to prevent the dilution or enlargement of any rights of any participant with respect to his or her stock. Such shares are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Recent Accounting Developments
	Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and presentation of comprehensive income and its components in general purpose financial statements and requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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


                 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Connecticut Energy Corporation ("Connecticut Energy" or "Company") and its subsidiaries and their representatives may, from time to time, make written or oral statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its annual report to shareholders, including its Form 10-K for the fiscal year ended September 30, 1998 and this quarterly report on Form 10-Q, which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995.

All statements other than the financial statements and other statements of historical facts included in this annual report to shareholders regarding the Company's financial position and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those stated in the forward-looking statements may include, but are not limited to, general and specific economic, financial and business conditions; federal and state regulatory, legislative and judicial developments which affect the Company or significant groups of its customers; the impact of competition on the Company's revenues; fluctuations in weather from normal levels; changes in development and operating costs; the availability and cost of natural gas; the availability and terms of capital; exposure to environmental liabilities; the costs and effects of unanticipated legal proceedings; the successful implementation and achievement of internal performance goals; the impact of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.


                                  RESULTS OF OPERATIONS


Net Income
----------
	The Company's consolidated net income for the three months ended December 31,
1998 and 1997 is detailed below:

                                             										     Three Months Ended
                                          										            December 31,
                                                            ------------------
(in thousands, except per share)			                           1998        1997
                                                              ----        ----
Net income			                                               $6,095      $6,166
                                                            ======      ======
Net income per share - diluted			                           $ 0.59      $ 0.64
                                                            ======      ======
Weighted average common shares outstanding - diluted	       10,332       9,670
					                                                       ------      ------

 Net income for the three months ended December 31, 1998 was approximately 1% lower than the corresponding 1997 period principally due to lower firm and interruptible margins, higher depreciation expense and higher interest expense on long-term debt than last year. Also, earnings for the three months ended December 31, 1997 reflected the positive impact of a change in the method of accounting for property taxes by the Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), as required by a Connecticut Department of Public Utility Control ("DPUC") Decision. The decrease in net income for the 1998 period compared to last year was partially offset by new revenues generated by a contract to transport natural gas to an electric generating plant in Bridgeport, lower operations and maintenance expenses, lower state and federal income taxes and a contribution to earnings by the Company's nonutility subsidiaries.

	Results for both periods reflect the issuance of 1,035,000 shares of common stock in November of 1997.

Total Sales and Transportation Volumes
--------------------------------------
	Total volumes of gas sold and transported for the three months ended December
31, 1998 were approximately 9,064 MMcf, representing a decrease of approximately
18% compared to the corresponding 1997 period.  Decreases in firm sales and interruptible sales and transportation volumes, including off-system categories, were primarily attributable to warmer weather and the competitive price of other energy sources compared to natural gas.  Higher firm transportation and new firm contract volumes during the three months ended December 31, 1998 partially offset the overall decrease in total sales and transportation volumes.

Firm Sales, Firm Transportation and Firm Contract Volumes
---------------------------------------------------------
	The Company's firm volumes for the three months ended December 31, 1998 increased approximately 1% compared to the corresponding 1997 period. This was primarily due to an increase in firm transportation volumes, new firm contract volumes generated by a contract to transport natural gas to an electric generating plant in Bridgeport and the continued growth in Southern's customer base. The overall increase in this category was partially offset by lower firm sales volumes primarily due to weather that was approximately 15% warmer than in the quarter ended December 31, 1997 as well as by slightly lower usage per customer.

Interruptible Sales and Transportation Volumes
----------------------------------------------
	Margins earned on volumes delivered to interruptible customers vary depending upon the relationship of the market price for alternate fuels to the cost of natural gas and related transportation.  Margins earned, net of gross earnings tax, from on-system interruptible services in excess of an annual target were allocated through a margin sharing mechanism between Southern and its firm customers.  Beginning June 1, 1996, excess on-system margins earned that would have been returned to Southern's firm customers have been redirected, with DPUC approval, to fund certain economic development and hardship assistance programs.
Off-system margins earned, net of gross earnings tax, continue to be shared between Southern and its firm customers.  Gross margin retained represents the difference between gross margin earned and margin to be allocated through the margin sharing mechanism.

	The chart below depicts volumes of gas sold to and transported for on-system interruptible customers, off-system sales volumes and off-system transportation volumes under a special contract with The Connecticut Light and Power Company for its Devon electric generating station as well as gross margins earned and retained due to the margin sharing mechanism on these services for the three months ended December 31, 1998 and 1997:

                                             										     Three Months Ended
                                            								            December 31,
                                                            ------------------
(dollars in thousands)			                                     1998        1997
                                                              ----        ----
Gross margin earned			                                      $1,858      $2,398
                                                            ======      ======
Gross margin retained			                                    $  471      $  699
                                                            ======      ======
Volumes sold and transported (MMcf)			                       1,968       3,950
                                                            ------      ------

	Gross margin earned and retained by Southern was lower for the three months ended December 31, 1998 compared to the corresponding 1997 period principally due to the competitive price of other energy sources compared to natural gas.
This was also the principal reason for lower interruptible volumes than last year.

Gross Margin
------------
	The Company's gross margin for the three months ended December 31, 1998 was approximately 1% lower compared to the corresponding 1997 period.  This decrease was principally attributed to both lower firm and interruptible margins.  New revenues generated by a contract to transport natural gas to an electric generating plant in Bridgeport, which began operations in July 1998, partially offset the decrease in gross margin.

	Southern's firm rates include a Weather Normalization Adjustment ("WNA") which allows Southern to charge or credit the non-gas portion of its firm rates to reflect deviations from normal weather.  Because weather during the three months ended December 31, 1998 was approximately 9% warmer than normal, the operation of the WNA collected approximately $2,034,000 from firm customers.
This compares to a return to firm customers of approximately $1,475,000 during the three months ended December 31, 1997.

	Southern's firm sales rates include a Purchased Gas Adjustment clause ("PGA")
which allows Southern to flow back to its customers, through periodic adjustments to amounts billed, increased or decreased costs incurred for purchased gas compared to base rate levels, without affecting gross margin.
The operation of Southern's PGA increased revenues and gas costs for the three months ended December 31, 1998 and 1997 by approximately $532,000 and
$4,516,000, respectively.

Operations Expense
------------------
	Operations expense for the three months ended December 31, 1998 decreased approximately 3% compared to the three months ended December 31, 1997. The decrease was primarily due to lower lease payments due to the sublease of the liquefied natural gas facility to Total Peaking Services, LLC, the joint venture of one of the Company's nonutility subsidiaries, CNE Energy Services Group, Inc. Also contributing to the decrease in operations expense was a lower provision for uncollectibles, lower premiums for general insurance and lower regulatory commission expense. Higher expenses for certain employee benefit plans and outside collection agencies partially offset the overall decrease in operations expense compared to last year.

Depreciation Expense
--------------------
	Depreciation expense for the three months ended December 31, 1998 increased approximately 7% compared to the corresponding 1997 period.  The increase was primarily due to additions to plant in service by Southern.

Federal and State Income Taxes
------------------------------
	The total provision for federal and state income taxes decreased approximately
22% for the three months ended December 31, 1998 compared to the three months ended December 31, 1997 primarily due to lower pre-tax income and a lower statutory state income tax rate.

Municipal, Gross Earnings and Other Taxes
-----------------------------------------
	Municipal, gross earnings and other taxes were approximately 42% higher for the three months ended December 31, 1998 compared to the corresponding 1997 period primarily due to the DPUC Decision which required Southern to change its accounting treatment for accruing property taxes in fiscal 1998.
The stipulations in the Decision ordered Southern to reduce its reserve for property taxes by approximately $3,722,000, with 50%, or approximately
$1,861,000, flowing through as a one-time reduction to property tax expense and the remaining 50% refunded to firm customers through the operation of the
PGA in three equal amounts during the second quarter of fiscal 1998.  Lower gross earnings tax due to lower revenues for the three months ended December
31, 1998 compared to the three months ended December 31, 1997 partially offset the overall increase in municipal, gross earnings and other taxes.

Interest Expense
----------------
	Total interest expense increased approximately 3% for the three months ended
December 31, 1998 compared to the corresponding 1997 period primarily due to an increase in long-term debt related to the financing of the construction of distribution facilities to transport natural gas to an electric generating plant in Bridgeport.  The increase in total interest expense was partially offset by lower short-term interest expense related to pipeline refunds not yet returned to firm customers and by lower short-term interest expense related to lower average short-term borrowings.

Year 2000 Readiness Disclosure
------------------------------
General
	Like other companies which use business-application software programs and rely on a computing infrastructure that includes embedded systems, the so-called Year
2000 issue also affects the Company and its subsidiaries.  Certain of the
Company's software programs and computing infrastructure that use two-digit years, rather than four-digit years, to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000.  This could result in the computer or device shutting down, performing incorrect computations or performing inconsistently.

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

	To coordinate its comprehensive Year 2000 program, the Company established a
Year 2000 Task Force, chaired by the Vice President, General Counsel and
Secretary who reports directly to the Chairman and Chief Executive Officer.
The Year 2000 Task Force includes executive management and employees with expertise from various disciplines including, but not limited to, information technology, operations, customer service, marketing, engineering, finance, facilities and communications, internal audit, purchasing and law.  In addition, the Company has utilized the expertise of outside consultants to assist in the implementation of the Year 2000 program in such areas as project initiation and planning, business-application system inventory and analysis, business-application system remediation, business-application system replacement, and embedded systems inventory and analysis.

	The Company's principal subsidiary, Southern, is subject to regulation from the
DPUC, among other governmental agencies.  At the DPUC's request, Southern has previously reported the progress of its Year 2000 program to the DPUC on three separate occasions.  On October 23, 1998, the DPUC announced that it was seeking to engage the services of a consultant to perform an audit of the computer systems at all of Connecticut's major utility companies, including Southern, to assess their readiness to handle the changeover to the year 2000.  On
January 28, 1999, the DPUC announced that it has retained the services of the consultant to perform a due diligence study of the Company's Year 2000
Readiness.  The Company is scheduled to meet with the DPUC and its consultant in February 1999 to begin this review.

Business-Application Systems
	In March 1997, the Company completed its inventory and assessment of all of its business-application systems.  This assessment has assisted management in developing a remediation plan consisting of replacing certain equipment, modifying certain software to recognize the turn of the century, replacing certain software systems with new systems that, in addition to providing additional business management information, recognize four-digit years, and eliminating certain software and equipment.

	By July 31, 1998, the Company had completed modifications to all of its Financial, Accounting, Purchasing, Inventory Control and Work Management business applications targeted for version upgrade by use of internal staff and outside resources. The Company has tested and placed back into the production environment business applications for the above-mentioned business functions. The Company has determined that additional testing is required and this testing is scheduled to be completed by March 31, 1999.

	The Company initiated a project to update the Payroll and Human Resources business-application systems to the Year 2000 Compliant versions of the software. This project should be completed in the spring of 1999.

	In December 1997, the Company began a project to replace its Customer Information System with a vendor supplied business-application system. The project uses internal staff, resources from the system vendor and resources from outside business-application system consultants. The system is installed on a computer central processing unit and is being tested at the present time. The project plan includes a scheduled completion in April 1999 when the system is installed in a production environment.

	In September 1998, the Company began a project to upgrade the existing System
Control and Data Acquisition System, which is used to monitor the flow of gas throughout the Company's distribution system, with a version that is Year 2000 compliant.  The project is complete, tested and the system is Year 2000 ready.

	In August 1998, the Company began a project to upgrade the existing Field Service Management system, which is used to assign and dispatch service technicians, with a version that is Year 2000 compliant. The project should be completed in April 1999.

	In January 1998, the Company completed a project to upgrade all of the Personal
Computer ("PC") software and Network software with versions that are Year 2000 compliant.  As part of this project, all of the Company's PCs were upgraded or replaced and all of the Company's servers were upgraded or replaced.  In January
1999, all of the Company's PCs were checked for Year 2000 readiness and some software modifications were completed as needed.  The Company's supplier of desktop and network operating systems, Microsoft, has recently disclosed that certain versions of this project's software must be upgraded to the latest versions.  These upgrades will be completed by May 1, 1999 at no additional cost to the Company.

Embedded Systems
	The Company performed a review of its equipment that includes embedded systems.
This review identified a number of components that are potentially date sensitive.  The Company has contacted manufacturers of those components that it has identified as critical to operations and continues to contact other manufacturers of embedded components to determine whether their components are Year 2000 compliant.  A test plan has been developed and will be executed in early 1999 to test the gas distribution network for embedded systems.  The
Company tested mission critical functions related to gas control and distribution and confirmed that the embedded systems related to measuring and monitoring gas flow are Year 2000 compliant.  While additional testing will continue through the spring of 1999 on embedded systems to confirm readiness, the Company believes its gas control and distribution systems are now Year
2000 compliant.

	The Company also plans to test the equipment associated with its LNG operations to ensure that it is Year 2000 compliant.

	The quality of the responses received from manufacturers of other equipment, the estimated impact of the individual system on the Company and the ability of the Company to perform meaningful tests will influence its decision to conduct independent testing of embedded systems.

Vendors and Suppliers
	The Company has contacted, in writing, vendors and suppliers of products and services that it considers critical to its operations.  These contacts have included suppliers of interstate transportation capacity, natural gas producers, financial institutions, and electric, telephone and water companies.  The quality of the responses received from vendors and suppliers is not uniform.
As a result, the Company will continue to work with these vendors and suppliers to determine their level of Year 2000 compliance.  The Company will evaluate the degree of its vendors' and suppliers' readiness and, to the extent the Company cannot test or verify readiness, it will develop a contingency plan which may include considering new business relationships with alternate providers of products and services as necessary and to the extent alternatives are available.
With respect to those vendors and suppliers identified by the Company as critical to the Company's operations, the Company is preparing to conduct interviews with each vendor or supplier to review survey responses and investigate individual vendor or supplier readiness.  These interviews are expected to be completed by March 1999.

Customers
	The Company has no single customer, residential, commercial or industrial, which generates a material portion of the Company's annual revenues. The
Company does not currently have complete information concerning the Year 2000 compliance status of its major customers, but has received indications that many of its customers are working on Year 2000 compliance. The Company identified its major firm, interruptible and transportation customers and communicated with these major customers to attempt to identify their level of Year 2000 compliance. The Company reminded them about potential vulnerability of application systems and of embedded systems. The Company informed them that they should assess the need to include potential remediation and/or replacement of these systems as part of their Year 2000 programs. This activity was completed as of December 15, 1998. Because the responses to the Company's major customer surveys are not complete, the Company now plans to make personal contacts with each of its major customers to exchange Year 2000 readiness information during the spring of 1999.

Contingency Planning
	The Company's Year 2000 strategies include contingency planning, encompassing business continuity both within the Company and in the external business environment.  The planning effort includes critical Company areas such as computing, networks, vendors and suppliers, operations, personnel, and business systems as well as systems and infrastructure external to the
Company.  All of the members of the Company's senior management team are participating in various aspects of the Company's contingency planning efforts.  As part of its normal business practice, the Company maintains plans to follow during emergency circumstances, some of which could arise from Year 2000-related problems.  Its contingency planning for the Year 2000 will address various alternatives and will include assessing a variety of scenarios that could emerge which will require the Company to react.
Presently, the Company continues to develop its contingency plans for potential Year 2000-related problems.  The Company plans to complete its contingency plan in March 1999.

Potential Risks
	The Company believes the most significant potential risks to its internal operations are as follows: (1) the ability to use electronic devices to control and operate its distribution system; (2) the ability to render timely bills to its customers; and (3) the ability to maintain continuous operation of its computer systems. The Company's Year 2000 program addresses each of these risks and the remediation or replacement of these systems is well underway. Furthermore, the contingency plan will outline alternatives in the event that any Year 2000-related situations may occur.

	The Company relies on the producers of natural gas and suppliers of interstate transportation capacity to deliver natural gas to the Company's distribution system.  External infrastructure, such as electric, telephone, and water service, is necessary for the Company's basic operations as well as the operations of many of its customers.  Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers, to operate its distribution system and to communicate with its customers.  It could also have a material adverse financial impact, including but not limited to, lost sales revenues, increased operating costs, and claims from customers related to business interruptions.  The Company's program to address Year 2000 issues emphasizes continued monitoring and/or testing of the progress of these critical vendors and suppliers toward meeting the projected completion of their Year
2000 programs.

Financial Implications
	The Company currently expects to generate nonrecurring expenses of approximately $300,000 to $500,000 over the three fiscal-year period ending September 30, 1999, for business-application systems remediation, embedded systems replacement, and certain existing business-applications system replacement. Over the same time period, the Company will capitalize costs of approximately $9,000,000 to $11,000,000 incurred to replace certain existing business-application software systems with new systems that will be Year 2000 operational and provide additional business management information.

	Each of the components of the Company's Year 2000 program is progressing and the Company believes it is taking all reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.

New Legislation
	On October 19, 1998, the Year 2000 Information and Readiness Disclosure Act
("Y2K Readiness Act") was signed into federal law to encourage the disclosure and exchange of information about computer processing problems, solutions, test practices and test results, and related matters in connection with the transition to the year 2000.  The Company expects to benefit from the Y2K
Readiness Act in that it will significantly reduce the potential liability of the Company for sharing most types of Year 2000 information.  The discussion contained herein is a Year 2000 Readiness Disclosure pursuant to the Y2K
Readiness Act.

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

                                                   			              Shared
                           Connecticut                         Connecticut
                                Energy          Southern   Energy/Southern             Total
------------------------------------------------------------------------------------------------------
As of December 31, 1998:

Committed lines             $5,000,000       $32,000,000       $20,000,000       $57,000,000

Uncommitted lines                  ---       $10,000,000       $10,000,000       $20,000,000

	Effective January 1, 1998, Connecticut Energy and Southern entered into an agreement with one bank for a shared committed line of credit in the amount of $20,000,000. The credit line has been extended until December 31, 1999.
This term may be further extended from year to year thereafter dependent upon the operating cash requirements of the Company and its subsidiary and approval by the bank. As of December 31, 1998, unused lines of credit totaled
$47,200,000.

	Operating cash flows for the three months ended December 31, 1998 compared to the corresponding 1997 period were higher primarily due to a lower comparative increase in accounts receivable balances, lower gas inventories, the absence of additional prepaid pension and postretirement medical contributions and a higher comparative increase in accrued taxes.  The increase in operating cash flows in the 1998 period was partially offset by a higher comparative increase in unrecovered purchased gas cost balances and lower comparative increases in accounts payable balances and pipeline refunds not yet returned to firm customers.

	Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

Investing Activities
--------------------
	Capital expenditures, net of contributions in aid of construction, approximated
$5,715,000 and $6,344,000 for the three months ended December 31, 1998 and 1997, respectively.  On an annual basis, Southern relies upon cash flows from operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.

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


                            PART II.  OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are inapplicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits:
        Exhibit 3 -
          The Amended and Restated By-Laws of Connecticut Energy Corporation
          are filed herewith.
          The Amended and Restated By-Laws of The Southern Connecticut Gas
          Company are filed herewith.
		     	Exhibit 27  -  Financial Data Schedule
			       Submitted only in electronic format to the Securities and Exchange
          Commission.
(b)     Reports on Form 8-K:
			       There were no reports filed on Form 8-K during the quarter.


                                      SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CONNECTICUT ENERGY CORPORATION
                            							       	    		         (Registrant)




Date:  February 10, 1999			                By: 	/s/ Vincent L. Ammann, Jr.
       -----------------                        --------------------------------
	                                    				    	      Vincent L. Ammann, Jr.
            	            					                 	    Vice President and
                       						           	           Chief Accounting Officer