Form 10-Q
period 1999-03-31
CONNECTICUT ENERGY CORP
filed 1999-05-13
CIK 310103

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                              Outstanding at May 7, 1999
        --------------------------                 --------------------------
        Common Stock, $1 par value                          10,375,702

                          PART 1. FINANCIAL INFORMATION
                         CONNECTICUT ENERGY CORPORATION

                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share)
                                   (Unaudited)

                                                         Three Months Ended             Six Months Ended
                                                             March 31,                      March 31,
                                                   ---------------------------    ----------------------------
                                                           1999           1998            1999            1998
                                                   ------------   ------------    ------------    ------------
Operating Revenues .............................   $    106,164   $    100,773    $    167,758    $    177,280
Purchased gas ..................................         49,169         48,174          76,953          90,650
                                                   ------------   ------------    ------------    ------------
Gross margin ...................................         56,995         52,599          90,805          86,630

Operating Expenses:
     Operations ................................         13,411         13,382          25,854          26,171
     Maintenance ...............................          1,053          1,046           1,928           1,984
     Depreciation ..............................          4,482          4,240           9,033           8,480
     Federal and state income taxes ............         11,917          9,914          15,432          14,410
     Municipal, gross earnings and other taxes .          5,799          5,641           8,929           7,843
                                                   ------------   ------------    ------------    ------------
Total operating expenses .......................         36,662         34,223          61,176          58,888
                                                   ------------   ------------    ------------    ------------

Operating income ...............................         20,333         18,376          29,629          27,742

Other deductions (income), net .................            137           (194)            (31)           (251)

Interest Expense:
     Interest on long-term debt and amortization
        of debt issue costs ....................          3,196          3,039           6,409           6,107
     Other interest, net .......................            254            281             410             470
                                                   ------------   ------------    ------------    ------------
Total interest expense .........................          3,450          3,320           6,819           6,577
                                                   ------------   ------------    ------------    ------------
Net Income .....................................   $     16,746   $     15,250    $     22,841    $     21,416
                                                   ============   ============    ============    ============
Net income per share - basic ...................   $       1.63   $       1.50    $       2.23    $       2.16
                                                   ============   ============    ============    ============
Net income per share - diluted .................   $       1.62   $       1.49    $       2.21    $       2.15
                                                   ============   ============    ============    ============
Dividends paid per share .......................   $      0.335   $       0.33    $       0.67    $       0.66
                                                   ------------   ------------    ------------    ------------
Weighted average common shares outstanding
     during period - basic .....................     10,259,026     10,178,003      10,249,164       9,894,694
                                                   ------------   ------------    ------------    ------------
Weighted average common shares outstanding
     during period - diluted ...................     10,351,040     10,230,250      10,341,178       9,946,941
                                                   ------------   ------------    ------------    ------------

                                   See Notes to Consolidated Financial Statements.

                         CONNECTICUT ENERGY CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                             Three Months Ended       Six Months Ended
                                                  March 31,               March 31,
                                            --------------------    --------------------
                                                1999        1998        1999        1998
                                            --------    --------    --------    --------

Net Income ..............................   $ 16,746    $ 15,250    $ 22,841    $ 21,416
                                            --------    --------    --------    --------
Other comprehensive income, net of taxes:
     Minimum pension liability adjustment       (473)       (427)       (473)       (427)
                                            --------    --------    --------    --------
Total other comprehensive income ........       (473)       (427)       (473)       (427)
                                            --------    --------    --------    --------
Comprehensive Income ....................   $ 16,273    $ 14,823    $ 22,368    $ 20,989
                                            ========    ========    ========    ========

                                   See Notes to Consolidated Financial Statements.

                         CONNECTICUT ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except per share)

                                                                     March. 31,   Sept. 30,
                                                                           1999        1998
                                                                     ----------  ----------
                                                                     (Unaudited)
Assets
------
Utility Plant:
   Gross utility plant ............................................   $ 417,026   $ 412,715
   Less:  accumulated depreciation ................................     142,415     137,493
                                                                      ---------   ---------
   Net utility plant ..............................................     274,611     275,222
Nonutility property, net ..........................................       8,480       4,526
                                                                      ---------   ---------
Net utility plant and other property ..............................     283,091     279,748
                                                                      ---------   ---------
Current Assets:
   Cash and cash equivalents ......................................       8,505      10,091
                                                                      ---------   ---------
   Accounts receivable ............................................      60,851      28,986
   Less:  allowance for doubtful accounts .........................       3,074       2,065
                                                                      ---------   ---------
   Net accounts receivable ........................................      57,777      26,921
                                                                      ---------   ---------
   Accrued utility revenues, net ..................................       7,297       2,511
   Unrecovered purchased gas costs ................................         ---       2,529
   Inventories ....................................................       6,371      10,491
   Prepaid expenses ...............................................       1,596       5,863
                                                                      ---------   ---------
Total current assets ..............................................      81,546      58,406
                                                                      ---------   ---------
Deferred Charges and Other Assets:
   Unamortized debt expenses ......................................      10,668      10,841
   Unrecovered deferred income taxes ..............................      49,187      49,800
   Other ..........................................................      61,800      60,606
                                                                      ---------   ---------
Total deferred charges and other assets ...........................     121,655     121,247
                                                                      ---------   ---------
Total assets ......................................................   $ 486,292   $ 459,401
                                                                      =========   =========

                                   See Notes to Consolidated Financial Statements.

                         CONNECTICUT ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except per share)

                                                                                  March 31,  Sept. 30,
                                                                                       1999       1998
                                                                                  ---------  ---------
                                                                                  (Unaudited)
Capitalization and Liabilities
------------------------------
Common Shareholders' Equity:
   Common stock: authorized--30,000,000
   shares, par value $1 per share, issued and
   outstanding--10,373,528 shares; 10,289,692
   shares .....................................................................   $  10,374    $  10,290
   Capital in excess of par value .............................................     121,893      119,961
   Unearned compensation ......................................................        (764)        (310)
   Retained earnings ..........................................................      63,583       47,685
   Adjustment for minimum pension liability (net of income taxes) .............        (473)        (473)
                                                                                  ---------    ---------
Total common shareholders' equity .............................................     194,613      177,153
                                                                                  ---------    ---------
Long-term debt ................................................................     148,855      150,007
                                                                                  ---------    ---------
Total capitalization ..........................................................     343,468      327,160
                                                                                  ---------    ---------
Current Liabilities:
   Short-term borrowings ......................................................       8,000       22,400
   Current maturities of long-term debt .......................................       1,673        1,321
   Accounts payable ...........................................................      12,424       10,499
   Federal, state and deferred income taxes ...................................      15,232        1,537
   Other accrued taxes ........................................................       5,207        2,024
   Interest payable ...........................................................       3,317        3,386
   Customers' deposits ........................................................       1,812        1,627
   Refunds due customers ......................................................         156          454
   Refundable purchased gas costs .............................................       4,893          ---
   Other ......................................................................       5,403        4,886
                                                                                  ---------    ---------
Total current liabilities .....................................................      58,117       48,134
                                                                                  ---------    ---------
Deferred Credits:
   Deferred income taxes and investment
     tax credits ..............................................................      75,455       75,568
   Other ......................................................................       9,145        8,389
                                                                                  ---------    ---------
Total deferred credits ........................................................      84,600       83,957
                                                                                  ---------    ---------
Commitments and contingencies .................................................         107          150
                                                                                  ---------    ---------
Total capitalization and liabilities ..........................................   $ 486,292    $ 459,401
                                                                                  =========    =========

                                   See Notes to Consolidated Financial Statements.

                         CONNECTICUT ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             March 31,
                                                                                   ----------------------------
                                                                                       1999                1998
                                                                                   --------            --------
Net cash provided by operating activities ......................................   $ 34,677            $ 18,750
                                                                                   --------            --------
Cash Flows from Investing Activities:
    Capital expenditures .......................................................    (12,463)            (13,460)
    Contributions in aid of construction .......................................         42                  26
    Payments for retirement of utility plant ...................................       (145)                (21)
    Investment in special contract distribution main ...........................     (1,578)                ---
    Energy ventures ............................................................     (1,538)                692
                                                                                   --------            --------
Net cash used by investing activities ..........................................    (15,682)            (12,763)
                                                                                   --------            --------
Cash Flows from Financing Activities:
    Dividends paid on common stock .............................................     (6,943)             (6,747)
    Issuance of common stock ...................................................      1,562              25,452
    Repayments of long-term debt ...............................................       (800)             (4,200)
    Decrease in short-term borrowings ..........................................    (14,400)            (18,800)
                                                                                   --------            --------
Net cash used by financing activities ..........................................    (20,581)             (4,295)
                                                                                   --------            --------
Net (decrease) increase in cash and cash
    equivalents ................................................................     (1,586)              1,692
Cash and cash equivalents at beginning of period ...............................     10,091               6,644
                                                                                   --------            --------
Cash and cash equivalents at end of period .....................................   $  8,505            $  8,336
                                                                                   ========            ========

Supplemental  Disclosures of Cash Flow  Information  Cash paid during the period for:
    Interest ...................................................................   $  6,486            $  6,773
    Income taxes ...............................................................   $  1,250            $  2,200

Supplemental Schedule of Noncash
Investing and Financing Activities:
   On January 31, 1999, 700 shares of unregistered common stock were issued pursuant to the Company's Non-Employee Director Stock Plan.

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

      Southern had net regulatory assets as of March 31, 1999 and September 30, 1998 of $68,365 and $74,955, respectively. These amounts are included in deferred charges and other assets and deferred credits in the consolidated balance sheets and are solely due to the application of the provisions of SFAS 71.

      Effective April 1, 1996, the DPUC unbundled the sale of natural gas to firm commercial and industrial customers by giving these customers an option to purchase natural gas from independent brokers or marketers. Commercial and industrial customers electing to purchase natural gas in this manner pay a DPUC-approved firm transportation rate to local gas distribution companies ("LDCs") for the use of their distribution systems.

      Southern is one of three Connecticut LDCs whose firm transportation rates are designed to provide the same margins earned from bundled sales services. Because the rates are margin neutral, there has not been any impact upon Southern's ability to recover deferred costs through cost-based rate regulation. Firm transportation rates have eliminated only the gas cost component of the rates previously charged to these customers. The Company has not experienced any adverse impact on its earnings or results of operations from this change in rate structure. Additionally, the DPUC's initiatives for competition have not been directed toward services for certain groups of customers, including residential classes, which represent the majority of Southern's total throughput and gross margin.

      Management believes that Southern continues to meet the requirements of SFAS 71 because Southern's rates for regulated services provided to its customers are subject to DPUC approval; are designed to recover Southern's costs of providing regulated services; and continue to be subject to cost-of-service based rate regulation by the DPUC.

Deferred Charges and Other Assets
      Deferred charges and other assets include amounts related to the following:

                                                           March 31,  Sept. 30,
As of                                                           1999       1998
                                                           ---------  ---------
Conservation costs .....................................     $ 4,126    $ 5,004
Energy assistance funding shortfall ....................         ---        262
Environmental evaluation costs .........................         671        684
Gas holder costs .......................................         ---         62
Hardship heating customer accounts receivable arrearages      16,561     16,399
Hardship heating customer assistance grant program .....       1,303      1,748
Investment in energy ventures ..........................       5,733      4,195
Investment in special contract distribution main .......      12,972     11,394
LNG facility ...........................................         230        207
Nonqualified benefit plans .............................       3,272      3,023
Prepaid pension and postretirement medical contributions      14,207     14,207
Other ..................................................       2,725      3,421
                                                             -------    -------
                                                             $61,800    $60,606
                                                             =======    =======

      Southern has been allowed to recover various deferred charges in rates over periods ranging from three to five years in accordance with the DPUC's Decision in Southern's latest rate case.

Deferred Credits
      Deferred credits include amounts related to the following:

                                                          March 31,   Sept. 30,
As of                                                          1999        1998
                                                          ---------   ---------
Economic development initiatives ......................      $  644      $  397
Insurance reserves ....................................       1,367       1,153
Interruptible margin sharing ..........................         747       1,210
Nonqualified benefit plans ............................       4,056       3,522
Other .................................................       2,331       2,107
                                                             ------      ------
                                                             $9,145      $8,389
                                                             ======      ======

Utility Operating Results
      Due to the seasonal nature of gas sales for space heating purposes by Southern, the results of operations for the six months ended March 31, 1999 are not indicative of the results to be expected for the fiscal year ending September 30, 1999.

Common Shareholders' Equity
      On January 31, 1999, 700 shares were issued pursuant to the Company's Non-Employee Director Stock Plan. The purpose of the Non-Employee Director Stock Plan is to align the interests of non-employee directors with the Company's shareholders by awarding them shares of common stock. The total number of shares that may be issued under the plan may not exceed 13,000. This number is subject to adjustment to prevent the dilution or enlargement of any rights of any participant with respect to his or her stock. Such shares are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Recent Accounting Developments
      In November 1998, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus related to EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." This consensus requires that energy trading contracts, as these are defined in the consensus, are presented at fair value with periodic gains and losses included in earnings. The Company is reviewing EITF Issue No. 98-10, which would be applicable to the Company in its fiscal year ending September 30, 2000, and does not currently expect it to materially impact the Company's financial condition or results of operations.

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

Note 3 - Merger Agreement
        On April 23, 1999, the Board of Directors of Energy East Corporation ("Energy East") and Connecticut Energy announced that the companies have signed a definitive merger agreement under which Connecticut Energy will become a wholly-owned subsidiary of Energy East in a transaction which is valued at $617,000 and includes the assumption of debt. See section in Management's Discussion and Analysis entitled "Connecticut Energy Corporation/ Energy East Corporation Merger" for further detail.


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

All statements other than the financial statements and other statements of historical facts included in this quarterly report to shareholders regarding the Company's financial position and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those stated in the forward-looking statements may include, but are not limited to, general and specific economic, financial and business conditions; federal and state regulatory, legislative and judicial developments which affect the Company or significant groups of its customers; the impact of competition on the Company's revenues; fluctuations in weather from normal levels; changes in development and operating costs; the availability and cost of natural gas; the availability and terms of capital; exposure to environmental liabilities; the costs and effects of unanticipated legal proceedings; the successful implementation and achievement of internal performance goals; the impact of unusual items resulting from ongoing evaluations of business strategies and asset valuations; changes in business strategy; and estimates of future costs or the effect on future operations as a result of events that could result from the Year 2000 issue described further herein.


                              RESULTS OF OPERATIONS


Net Income
----------
      The Company's consolidated net income for the three and six months ended March 31, 1999 and 1998 is detailed below:

                                                       Three Months Ended  Six Months Ended
                                                           March 31,            March 31,
                                                       -----------------   -----------------
(in thousands, except per share)                          1999      1998      1999      1998
                                                       -------   -------   -------   -------
Net income .........................................   $16,746   $15,250   $22,841   $21,416
                                                       =======   =======   =======   =======
Net income per share - diluted .....................   $  1.62   $  1.49   $  2.21   $  2.15
                                                       =======   =======   =======   =======
Weighted average common shares outstanding - diluted    10,351    10,230    10,341     9,947
                                                       -------   -------   -------   -------

      Net income for the three and six months ended March 31, 1999 was 10% and 7% higher, respectively, compared to the corresponding 1998 periods principally due to higher firm margins earned by the Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), and its nonutility subsidiary, CNE Energy Services Group, Inc. ("CNE Energy"). Net income for the six months ended March 31, 1999 was also positively impacted by a reduction in operations expense. Partially offsetting the increase in net income in both 1999 periods were lower interruptible margins, higher operating expenses for taxes and depreciation, lower other income and higher total interest expense.

Total Sales and Transportation Volumes
--------------------------------------
      Total volumes of gas sold and transported for the three months ended March 31, 1999 were approximately 13,490 MMcf, representing an increase of approximately 6% compared to the corresponding 1998 period. An increase in firm volumes in the 1999 period was partially offset by lower interruptible volumes.

      Total volumes of gas sold and transported for the six months ended March 31, 1999 were approximately 22,554 MMcf, representing a decrease of approximately 5% compared to the six months ended March 31, 1998. Lower interruptible volumes for the six months ended March 31, 1999 were partially offset by an increase in firm volumes compared to the corresponding 1998 period.

Firm Sales, Firm Transportation and Firm Contract Volumes
---------------------------------------------------------
      The Company's firm volumes for the three and six months ended March 31, 1999 increased approximately 22% and 13%, respectively, compared to the corresponding 1998 periods. This was primarily due to increases in firm transportation volumes, new firm contract volumes generated by a contract to transport natural gas to an electric generating plant in Bridgeport and the continued growth in Southern's customer base. For the three and six months ended March 31, 1999, the increase in total firm volumes was partially offset by a reduction in industrial firm sales primarily due to customers' switching to firm transportation services. In the three months ended March 31, 1999 residential usage per customer was slightly higher than in the 1998 quarter, while commercial and industrial usage per customer was slightly lower than in 1998. Usage per customer for all firm sales customers in the six months ended March 31, 1999 was slightly lower than in the corresponding 1998 period.

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

      The chart below depicts volumes of gas sold to and transported for on-system interruptible customers, off-system sales volumes and off-system transportation volumes under a special contract with The Connecticut Light and Power Company for its Devon electric generating station as well as gross margins earned and retained due to the margin sharing mechanism on these services for the three and six months ended March 31, 1999 and 1998:

                                     Three Months Ended   Six Months Ended
                                          March 31,           March 31,
                                     ------------------   ----------------
(dollars in thousands)                  1999     1998        1999     1998
                                      ------   ------      ------   ------
Gross margin earned ...............   $2,068   $2,801      $3,926   $5,200
                                      ======   ======      ======   ======
Gross margin retained .............   $1,562   $2,219      $2,033   $2,918
                                      ======   ======      ======   ======
Volumes sold and transported (MMcf)    2,514    3,692       4,482    7,641
                                      ------   ------      ------   ------

      Gross margin earned and retained by Southern was lower for the three and six months ended March 31, 1999 compared to the corresponding 1998 periods principally due to the competitive price of other energy sources compared to natural gas. This was also the principal reason for lower interruptible volumes than last year.

Gross Margin
------------
      The Company's gross margin for the three and six months ended March 31, 1999 was approximately 8% and 5% higher, respectively, compared to the corresponding 1998 periods. The increases were principally attributed to higher firm margins resulting from new revenues generated by a contract to transport natural gas to an electric generating plant in Bridgeport, which began operations in July 1998; increases in firm transportation revenues; and increases in Southern's customer base. Also contributing to the increase in gross margin were the Company's nonutility operations. Lower interruptible margins in both 1999 periods partially offset the overall increase in gross margin compared to last year.

      Southern's firm rates include a Weather Normalization Adjustment ("WNA") which allows Southern to charge or credit the non-gas portion of its firm rates to reflect deviations from normal weather. Because weather during the three and six months ended March 31, 1999 was approximately 8% warmer than normal, the operation of the WNA collected approximately $3,054,000 and $4,717,000, respectively, from firm customers. This compares to a collection from firm customers during the corresponding 1998 periods of approximately $6,899,000 and $5,182,000, respectively.

      Southern's firm sales rates include a Purchased Gas Adjustment clause ("PGA") which allows Southern to flow back to its customers, through periodic adjustments to amounts billed, increased or decreased costs incurred for purchased gas compared to base rate levels, without affecting gross margin. The operation of Southern's PGA increased revenues and gas costs for the three and six months ended March 31, 1999 by approximately $950,000 and $1,481,000, respectively. For the three and six months ended March 31, 1998, PGA adjustments increased revenues and gas costs by approximately $4,785,000 and $9,301,000, respectively.

Operations Expense
------------------
      Operations expense for the six months ended March 31, 1999 decreased approximately 1% compared to the corresponding 1998 period. The decrease was primarily due to lower lease payments due to the sublease of the liquefied natural gas facility to a joint venture, Total Peaking Services, LLC, of which the Company's nonutility subsidiary, CNE Energy, is a 50% member. Also contributing to the decrease in operations expense were a lower provision for uncollectibles as well as lower costs for insurance, pensions and postretirement health care. Higher costs for employee health insurance, collection agency fees and the Company's Restricted Stock Award Plan partially offset the overall decrease in operations expense compared to last year.

Depreciation Expense
--------------------
      Depreciation expense for the three and six months ended March 31, 1999 increased approximately 6% and 7%, respectively, compared to the corresponding 1998 periods. The increases were primarily due to additions to plant in service by Southern.

Federal and State Income Taxes
------------------------------
      The total provision for federal and state income taxes for the three and six months ended March 31, 1999 increased approximately 20% and 7%, respectively, compared to the corresponding 1998 periods primarily due to higher pre-tax income.

Municipal, Gross Earnings and Other Taxes
-----------------------------------------
      Municipal, gross earnings and other taxes were approximately 3% and 14% higher for the three and six months ended March 31, 1999, respectively, compared to the corresponding 1998 periods. The increase in the 1999 quarter compared to last year was primarily due to higher gross earnings tax due to higher revenues and was partially offset by a lower provision for state unemployment taxes. Lower gross earnings tax for the six months ended March 31, 1999 was more than offset by the absence of a reduction to property tax expense which occurred in the corresponding 1998 period as a result of a DPUC Decision which ordered Southern to reduce its reserve for property taxes by approximately $3,722,000, with 50%, or approximately $1,861,000, flowing through as a one-time reduction to property tax expense and the remaining 50% refunded to firm customers through the operation of the PGA in three equal amounts during the three months ended March 31, 1998.

Interest Expense
----------------
      Total interest expense increased approximately 4% for the three and six months ended March 31, 1999 compared to the corresponding 1998 periods primarily due to an increase in long-term debt related to the financing of the construction of distribution facilities to transport natural gas to an electric generating plant in Bridgeport. In the 1999 quarter, the increase in total interest expense was partially offset by lower short-term interest expense on deferred purchased gas cost balances and lower weighted average interest rates on short-term borrowings.

       For the six months ended March 31, 1999, the increase in total interest expense was partially offset by lower short-term interest expense related to pipeline refunds not yet returned to firm customers and lower weighted average interest rates on short-term borrowings.

Year 2000 Readiness Disclosure
------------------------------
General
       Before the Company's Year 2000 program began, many of its software programs and computing infrastructure used two-digit years, rather than four-digit years, to define the applicable year. Computer hardware and software using two-digit years may recognize a date using "00" as the year 1900 rather than the year 2000. This so-called Year 2000 issue could result in the computer or device shutting down, performing incorrect computations or performing inconsistently. If not corrected, those systems could cause the Company to experience service problems, report inaccurate data or issue inaccurate bills.

       Since 1996, the Company has been working on various aspects of the Year 2000 issue. It has been implementing individual strategies targeted at the specific nature of the Year 2000 issue in each of the following areas: (1) business-application systems, (2) embedded systems, (3) vendor and supplier relationships, (4) customers and (5) contingency planning. The Company's Year 2000 project is proceeding on schedule and is nearing completion.

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

       Southern is subject to regulation from the DPUC, among other governmental agencies. At the DPUC's request, Southern has previously reported the progress of its Year 2000 program to the DPUC on multiple occasions. On January 28, 1999, the DPUC announced that it had retained the services of an information technology consultant to perform a due diligence study of Southern's
Year 2000 readiness. Since February 1999, the DPUC's Year 2000 consultants have been auditing all aspects of Southern's Year 2000 program. The consultants have met with management and members of the Year 2000 Task Force and have received documentation concerning Southern's Year 2000 program. On
May 4, 1999, Southern received a preliminary draft report from the consultants which favorably comments on Southern's Year 2000 program.
The final report of the consultants is scheduled to be delivered to the DPUC in May 1999.

Business-Application Systems
       In March 1997, the Company completed its inventory and assessment of all of its business-application systems. This assessment has assisted management in developing a remediation plan consisting of replacing certain equipment; modifying certain software to recognize the turn of the century; replacing certain software systems with new systems that, in addition to providing additional business management information, recognize four-digit years; and eliminating certain software and equipment.

       By July 31, 1998, the Company had completed modifications to all of its Financial, Accounting, Purchasing, Inventory Control and Work Management business applications targeted for version upgrade by use of internal staff and outside resources. The Company has tested and placed back into the production environment business applications for the above-mentioned business functions. The Company has determined that additional testing is required and this testing is scheduled to be completed by May 28, 1999.

       The Company initiated a project to update the Payroll and Human Resources business-application systems to the Year 2000 Compliant versions of the software. This project should be completed in the spring of 1999.

       In December 1997, the Company began a project to replace its Customer Information System with a vendor supplied business-application system. The project uses internal staff, resources from the system vendor and resources from outside business-application system consultants. The system is installed on a computer central processing unit and is being tested at the present time. Although the project plan initially included a scheduled completion in April 1999, the project has been delayed by 30 days due to extensive application specific testing. The project team has completed Year 2000 testing of the new system and determined that once installed in a production environment, the Customer Information System will be Year 2000 ready. Further testing to confirm the project team's findings may be performed after production.

       In September 1998, the Company began a project to upgrade the existing System Control and Data Acquisition System, which is used to monitor the flow of gas throughout the Company's distribution system, with a version that is Year 2000 compliant. The project is complete, tested and the system is Year 2000 ready.

       In August 1998, the Company began a project to upgrade the existing Field Service Management system, which is used to assign and dispatch service technicians, with a version that is Year 2000 compliant. The project should be completed in May 1999 to coincide with the implementation of the new Customer Information System.

       In January 1998, the Company completed a project to upgrade all of the Personal Computer ("PC") software and Network software with versions that are Year 2000 compliant. As part of this project, all of the Company's PCs were upgraded or replaced and all of the Company's servers were upgraded or replaced. In January 1999, all of the Company's PCs were checked for Year 2000 readiness and some software modifications were completed as needed. The Company's supplier of desktop and network operating systems, Microsoft, has been releasing multiple updates to various products that must be installed to make them Year 2000 ready. All of the announced upgrades have been installed and the Company will continue to update its programs as required by any subsequent releases.

Embedded Systems
       The Company performed a review of its equipment that includes embedded systems. This review identified a number of components that are potentially date sensitive. The Company has contacted manufacturers of those components that it has identified as critical to operations and continues to contact other manufacturers of embedded components to determine whether their components are Year 2000 compliant. The Company tested mission critical functions related to gas control and distribution and confirmed that the embedded systems related to measuring and monitoring gas flow are Year 2000 compliant. In April 1999, the Company tested the gas control and distribution systems' ability to function without computers, in the event of a power failure, telecommunications failure or computer system failure. The test demonstrated that even without back-up electric power, which the Company does have but chose not to use for this test, and telecommunications, the gas continued to flow through the distribution system and the system integrity was maintained.

       The Company's test of the gas control and distribution system also verified that equipment associated with its LNG operations can function even without back-up electric power, telecommunications or computers, which the Company has but chose not to use for this test.

Vendors and Suppliers
       The Company has contacted, in writing, vendors and suppliers of products and services that it considers important to its operations. These contacts have included, among others, suppliers of interstate transportation capacity, natural gas producers, financial institutions and electric, telephone and water companies. Most vendors have responded, but the quality of the responses received from vendors and suppliers is not uniform. As a result, the Company will continue to work with these vendors and suppliers to determine their level of Year 2000 compliance. The Company has evaluated the degree of its vendors' and suppliers' readiness and has developed appropriate contingency plans which, among other things, establish various vendor and supplier redundancies. In addition, the Company's contingency plan calls for increasing certain inventory levels during the last calendar quarter of 1999 to provide ample supplies in the event certain vendors fail to deliver goods due to the Year 2000. With respect to those vendors and suppliers identified by the Company as critical to the Company's operations, the Company has conducted in-depth interviews with all natural gas related vendors, including suppliers of interstate transportation capacity and natural gas producers. The Company has also conducted in-depth interviews with most of the critical vendors supplying electric, telephone and water services to the Company's operations. These interviews are expected to be completed by May 1999. The Company believes its critical vendors will be fully prepared for the Year 2000.

Customers
       The Company has no single customer, residential, commercial or industrial, which generates a material portion of the Company's annual revenues. The Company identified its major firm, interruptible and transportation customers and communicated with these major customers to attempt to identify their level of Year 2000 compliance. Many of these customers have their own Year 2000 projects in progress and the Company has not been informed that these customers anticipate any Year 2000 related failures that would affect their consumption of natural gas. Because the responses to the Company's major customer surveys are not complete, the Company plans to make personal contacts with each of its major customers to exchange Year 2000 readiness information during the spring of 1999.

Contingency Planning
       The Company's Year 2000 strategies include contingency planning, encompassing business continuity both within the Company and in the external business environment. The planning effort includes critical Company areas such as computing, networks, vendors and suppliers, operations, personnel, and business systems as well as systems and infrastructure external to the Company. All of the members of the Company's senior management team have participated in various aspects of the Company's contingency planning efforts. As part of its normal business practice, the Company maintains plans to follow during emergency circumstances, some of which could arise from Year 2000-related problems. The Company has completed its contingency plan for the Year 2000. This contingency plan, which will be coordinated with various parties including critical vendors and revised as needed during the remainder of 1999, addresses various alternatives and includes plans for a variety of scenarios that could emerge which will require the Company to react.

Potential Risks
       The Company believes the most significant potential risks to its internal operations are as follows: (1) the ability to use electronic devices to control and operate its distribution system; (2) the ability to render timely bills to its customers and (3) the ability to maintain continuous operation of its computer systems. The Company's Year 2000 program addresses each of these risks and the remediation or replacement of these systems is underway and nearing completion. Furthermore, the contingency plan outlines alternatives in the event that any Year 2000-related situations may occur.

       The Company relies on the producers of natural gas and suppliers of interstate transportation capacity to deliver natural gas to the Company's distribution system. External infrastructure, such as electric, telephone, and water service, is necessary for the Company's basic operations as well as the operations of many of its customers. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers, to operate its distribution system and to communicate with its customers. It could also have a material adverse financial impact including, but not limited to, lost sales revenues, increased operating costs, and claims from customers related to business interruptions. The Company's program to address Year 2000 issues emphasizes continued monitoring and/or testing of the progress of these critical vendors and suppliers toward meeting the projected completion of their Year 2000 programs.

Financial Implications
       The Company currently expects to generate nonrecurring expenses of approximately $300,000 to $500,000 over the three fiscal-year period ending September 30, 1999, for business-application systems remediation, embedded
systems   replacement   and  certain  existing   business-applications   system
replacement. Over the same time period, the Company will capitalize costs of approximately $9,000,000 to $11,000,000 incurred to replace certain existing business-application software systems with new systems that will be Year 2000 operational and provide additional business management information.

       Each of the components of the Company's Year 2000 program is progressing and the Company believes it is taking all reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.

Year 2000 Readiness Disclosure
     The discussion contained herein is a "Year 2000 Readiness Disclosure" as defined in the federal Year 2000 Readiness Disclosure Act.

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

                                                          Shared
                       Connecticut                   Connecticut
                            Energy     Southern  Energy/Southern        Total
-----------------------------------------------------------------------------
As of March 31, 1999:

Committed lines        $ 5,000,000  $32,000,000      $20,000,000  $57,000,000

Uncommitted lines              ---  $10,000,000      $10,000,000  $20,000,000

      Effective January 1, 1998, Connecticut Energy and Southern entered into an agreement with one bank for a shared committed line of credit in the amount of $20,000,000. The credit line has been extended until December 31, 1999. This term may be further extended from year to year thereafter dependent upon the operating cash requirements of the Company and its subsidiary and approval by the bank. As of March 31, 1999, unused lines of credit totaled $69,000,000.

      Operating cash flows were higher for the six months ended March 31, 1999 compared to the corresponding 1998 period primarily due to a higher comparative increase in accrued taxes; a higher comparative decrease in prepaid expenses and gas inventories; a higher accounts payable balance and a lower comparative decrease in refunds due customers. Partially offsetting the increase in operating cash flows for the 1999 period were lower collections from customers through the operation of the PGA compared to the six months ended March 31, 1998.

      Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

Investing Activities
--------------------
      Capital expenditures, net of contributions in aid of construction, approximated $12,421,000 and $13,434,000 for the six months ended March 31, 1999 and 1998, respectively. On an annual basis, Southern relies upon cash flows from operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.

Regulatory Matters
------------------
Unbundling of Natural Gas Services Docket
      In a Decision dated March 17, 1999, the DPUC approved the implementation of daily demand meter charges for some sales and transportation customers and established balancing service charges and conditions. The DPUC also authorized a newly created FTS-3 transportation service that uses algorithms instead of daily demand meters to measure daily demand. This rate is available only to commercial and industrial customers that use less than 500 Mcf per year.

      With respect to Southern's billable service work, the DPUC concluded that other ratepayers do not subsidize the cost of service work. The DPUC stated that the resources necessary to provide this form of service work also provide the Company with the resource flexibility essential to satisfy basic safety and emergency work. The DPUC also stated that the natural gas public utility industry has historically promoted and developed this service to promote the use of natural gas as a fuel. Consequently, billable service work, according to the DPUC, has become an expected part of a public service company's responsibility to serve. Therefore, the DPUC denied Southern's request to discontinue billable service work at this time. The DPUC did conclude that it would consider a request to terminate billable service work that was accompanied by a plan to inform customers of their service work options in a timely manner.

Gas Supply Management Agreement
      On February 26, 1999, Southern received a Decision from the DPUC regarding a gas supply management agreement entered into with an outside vendor. In its Decision, the DPUC approved Southern's agreement with Sempra Energy Trading Corp. ("Sempra"), titled Natural Gas Annual Supply and Delivery Service and Asset Optimization Agreement ("Sempra Agreement"), in its entirety, including 85%/15% margin sharing with firm customers and shareholders, respectively. Under the Sempra Agreement, Sempra will manage certain of Southern's gas assets and Southern will transfer the ability to make off-system sales and receive capacity release funds to Sempra. In return, Sempra will pay a management fee to Southern, which will be included as part of the calculation to determine the margin to be shared with firm customers through the operation of the PGA. The term of the Sempra Agreement is one year, beginning April 1, 1999 and ending March 31, 2000. The margin sharing arrangement approved in the Decision will replace the current margin sharing mechanism for off-system sales and capacity releases as approved by the DPUC in January 1996 in Docket No. 93-03-09, Application of The Southern Connecticut Gas Company to Increase Its Rates and Charges - Reopening I; however, it does not affect Southern's existing on-system interruptible margin sharing mechanism.

      In addition to the contract executed with Southern, Sempra Energy Trading also executed a separate agreement with CNE Development Corporation, a nonregulated subsidiary of Connecticut Energy. This agreement requires CNE Development Corporation to perform consulting services on structured energy transactions.

Rate Review Docket
       In accordance with Connecticut statutes, Southern has undergone a periodic review of rates and services by the DPUC that commenced in January 1998. A periodic review entails a complete review by the DPUC of Southern's financial and operating records. Public hearings are held to determine whether Southern's current rates are unreasonably discriminatory or more or less than just, reasonable and adequate.

      On July 8, 1998 Southern received a Decision regarding the "overearnings" portion of the rate review docket. According to Connecticut statutes, the DPUC may review a utility which earns 100 basis points or more over its allowed rate of return for six consecutive months. In its Decision, the DPUC ordered a rate reduction of $528,000 on an annual basis.

       On February 18, 1999, the DPUC issued a Decision on the periodic review. In this Decision, the DPUC found the present rate structure of Southern to be more than just and adequate for both the current and projected operating and financial needs of the company. In this Decision, the DPUC proposed that Southern's allowed rate of return on common equity be adjusted from 11.45% to 10.61%, which would produce an overall allowed return on rate base of 9.65%. It also stated that Southern was overearning by approximately $9,400,000. Part of the overearning resulted from an exclusion from rate base of 50% of the costs incurred to construct a 20-inch gas trunkline to assist Southern in transporting gas throughout its system. This exclusion was based upon the DPUC's belief that these costs should be divided between regulated and nonregulated operations.
This exclusion from rate base totaled approximately $5,422,000. The DPUC has stated that this allocation will be reviewed in future proceedings and could be revised based upon the relative benefits that this trunkline project brings to regulated and nonregulated operations.

       In its Decision, the DPUC ordered Southern to submit a proposal for allocating the overearnings by March 25, 1999 or file an application for a rate case no later than July 15, 1999.

       In response to the DPUC's Decision on the periodic review, Southern has filed an appeal in Connecticut Superior Court regarding the claimed disallowance of the 20-inch gas trunkline from rate base and has opted to file a comprehensive rate case, which will include proposals for incentive-based rates. The rate case is expected to take between 150 to 180 days to conclude following the initial filing date of July 15, 1999.

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

Connecticut Energy Corporation/Energy East Corporation Merger
-------------------------------------------------------------
      On April 23, 1999, the Board of Directors of Energy East Corporation ("Energy East") and Connecticut Energy announced that the companies have signed a definitive merger agreement under which Connecticut Energy will become a wholly-owned subsidiary of Energy East in a transaction which is valued at $617,000,000 and includes the assumption of debt.

      Shareholders  of  Connecticut  Energy will receive  $42.00 per share,  50%
payable in stock and 50% in cash. Shareholders will be able to specify the percentage of the consideration they wish to receive in stock and in cash subject to pro-ration. Connecticut Energy shareholders who elect to receive stock will receive between 1.43 and 1.82 shares of Energy East stock for each share of Connecticut Energy stock, depending on the average price of Energy East's stock during a 20 day period prior to closing. This equates to a collar of between $23.10 and $29.40 for Energy East shares. Based upon Energy East's closing price of $26.25 on April 22, 1999, the Connecticut Energy shareholder would receive 1.60 Energy East shares for each Connecticut Energy share. The transaction is expected to be tax-free to Connecticut Energy shareholders to the extent they receive common stock of Energy East. The combination will be accounted for using the purchase method of accounting.

      The merger is conditioned on, among other things, the approval of Connecticut Energy shareholders and various regulatory agencies, including the DPUC and the Securities and Exchange Commission. The companies anticipate that these approvals can be obtained within 12 months.

       Item 3: Quantitative and Qualitative Disclosures About Market Risk
                                 Not applicable.


                           PART II. OTHER INFORMATION


Items 1 and 5 are inapplicable.

Item 2.  Changes in Securities and Use of Proceeds

         First Amendment to Shareholder Rights Plan, dated April 22, 1999, incorporated by reference to Form 8-K dated April 28, 1999.

         On January 31, 1999, 700 shares of unregistered common stock were issued pursuant to the Company's Non-Employee Director Stock Plan. Such shares are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On October 1, 1998, 39,767 shares of unregistered common stock were issued to six senior officers of the Company pursuant to the Company's Restricted Stock Award Plan. Such shares are exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security-Holders

(a)      The annual meeting of the registrant was held on January 26, 1999.
(b)      Election of Directors:

                                                                                Non-
                                                  For      Against    Abstain   Vote
                                                  ---      -------    -------   ----
         James P. Comer, M.D.                  8,398,893   108,712       0       0
         Samuel M. Sugden                      8,366,145   141,460       0       0

(c) Election to employ the firm of PricewaterhouseCoopers LLP as the independent accountants to audit the books and affairs of the registrant and its subsidiaries for the 1999 fiscal year:

                                                                                Non-
                                                  For       Against   Abstain   Vote
                                                  ---       -------   -------   ----
         PricewaterhouseCoopers LLP             8,349,872   105,773    51,960    0

(d) Approval of Connecticut Energy Corporation's Amended and Restated Certificate of Incorporation:

                                                                                Non-
                                                  For       Against   Abstain   Vote
                                                  ---       -------   -------   ----
                                                7,573,746   783,737   150,122    0

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27  -  Financial Data Schedule
                  Submitted only in electronic format to the Securities and Exchange Commission.

         (b)      Reports on Form 8-K:
                  Form 8-K concerning the signing of a definitive merger agreement under which Connecticut Energy Corporation will become a wholly-owned subsidiary of Energy East Corporation was filed with the Commission on April 28, 1999.

                  Form 8-K concerning a DPUC Decision in its review of rates and services of The Southern Connecticut Gas Company was filed with the Commission on March 4, 1999.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CONNECTICUT ENERGY CORPORATION
                                                         (Registrant)




Date:  May 13, 1999                         By: /s/  Vincent L. Ammann, Jr.
       ------------                             ---------------------------
                                                     Vincent L. Ammann, Jr.
                                                     Vice President and
                                                     Chief Accounting Officer