Form 10-Q
period 1999-06-30
CONNECTICUT ENERGY CORP
filed 1999-08-10
CIK 310103

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                           Outstanding at August 6, 1999
         --------------------------                -----------------------------
         Common Stock, $1 par value                          10,389,232

                                    PART 1. FINANCIAL INFORMATION
                                    CONNECTICUT ENERGY CORPORATION

                                     ITEM 1. FINANCIAL STATEMENTS
                                   CONSOLIDATED STATEMENTS OF INCOME
                                (Dollars in thousands, except per share)
                                               (Unaudited)

                                                        Three Months Ended               Nine Months Ended
                                                             June 30,                         June 30,
                                                   ----------------------------    ----------------------------
                                                           1999            1998            1999            1998
                                                           ----            ----            ----            ----
Operating Revenues .............................   $     35,377    $     38,002    $    203,135    $    215,282
Purchased gas ..................................         12,461          17,847          89,414         108,497
                                                   ------------    ------------    ------------    ------------
Gross margin ...................................         22,916          20,155         113,721         106,785
Operating Expenses:
     Operations ................................         12,166          11,517          38,020          37,688
     Maintenance ...............................            817             903           2,745           2,887
     Depreciation ..............................          4,338           4,081          13,371          12,561
     Federal and state income taxes ............         (2,851)         (1,806)         12,581          12,604
     Municipal, gross earnings and other taxes .          3,390           3,238          12,319          11,081
                                                   ------------    ------------    ------------    ------------
Total operating expenses .......................         17,860          17,933          79,036          76,821
                                                   ------------    ------------    ------------    ------------
Operating income ...............................          5,056           2,222          34,685          29,964
Other deductions (income), net .................            978              (8)            947            (259)
Merger-related expenses ........................          1,537             ---           1,537             ---
                                                   ------------    ------------    ------------    ------------
Income before interest expense .................          2,541           2,230          32,201          30,223
                                                   ------------    ------------    ------------    ------------
Interest Expense:
     Interest on long-term debt and amortization
        of debt issue costs ....................          3,199           2,984           9,608           9,091
     Other interest, net .......................            108             265             518             735
                                                   ------------    ------------    ------------    ------------
Total interest expense .........................          3,307           3,249          10,126           9,826
                                                   ------------    ------------    ------------    ------------
Net (Loss) Income ..............................   $       (766)   $     (1,019)   $     22,075    $     20,397
                                                   ============    ============    ============    ============
Net (loss) income per share - basic ............   $      (0.07)   $      (0.10)   $       2.15    $       2.04
                                                   ============    ============    ============    ============
Net (loss) income per share - diluted ..........   $      (0.07)   $      (0.10)   $       2.13    $       2.03
                                                   ============    ============    ============    ============
Dividends paid per share .......................   $      0.335    $      0.335    $      1.005    $      0.995
                                                   ------------    ------------    ------------    ------------
Weighted average common shares outstanding
     during period - basic .....................     10,283,429      10,197,554      10,260,586       9,995,647
                                                   ------------    ------------    ------------    ------------
Weighted average common shares outstanding
     during period - diluted ...................     10,375,443      10,249,801      10,352,600      10,047,894
                                                   ------------    ------------    ------------    ------------

                        See Notes to Consolidated Financial Statements.

                            CONNECTICUT ENERGY CORPORATION

                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (Dollars in thousands)
                                       (Unaudited)

                                            Three Months Ended      Nine Months Ended
                                                  June 30,               June 30,
                                           --------------------    --------------------
                                               1999        1998        1999        1998
                                               ----        ----        ----        ----
Net (Loss) Income ......................   $   (766)   $ (1,019)   $ 22,075    $ 20,397
                                           --------    --------    --------    --------
Other comprehensive income, net of tax:
    Minimum pension liability adjustment       (473)       (427)       (473)       (427)
                                           --------    --------    --------    --------
Total other comprehensive income .......       (473)       (427)       (473)       (427)
                                           --------    --------    --------    --------
Comprehensive (Loss) Income ............   $ (1,239)   $ (1,446)   $ 21,602    $ 19,970
                                           ========    ========    ========    ========

                        See Notes to Consolidated Financial Statements.

                                 CONNECTICUT ENERGY CORPORATION

                                  CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands, except per share)

                                                                             June 30,   Sept. 30,
                                                                               1999       1998
                                                                            ---------   ---------
                                                                           (Unaudited)
Assets
------
Utility Plant:
   Gross utility plant ...................................................   $421,971   $412,715
   Less:  accumulated depreciation .......................................    145,411    137,493
                                                                             --------   --------
   Net utility plant .....................................................    276,560    275,222
Nonutility property, net .................................................      9,842      4,526
                                                                             --------   --------
Net utility plant and other property .....................................    286,402    279,748
                                                                             --------   --------
Current Assets:
    Cash and cash equivalents ............................................      5,966     10,091
                                                                             --------   --------
    Accounts receivable ..................................................     35,530     28,986
    Less:  allowance for doubtful accounts ...............................      2,752      2,065
                                                                             --------   --------
    Net accounts receivable ..............................................     32,778     26,921
                                                                             --------   --------
    Accrued utility revenues, net ........................................      2,548      2,511
    Unrecovered purchased gas costs ......................................        ---      2,529
    Inventories ..........................................................      6,260     10,491
    Prepaid expenses .....................................................      1,086      5,863
                                                                             --------   --------
Total current assets .....................................................     48,638     58,406
                                                                             --------   --------
Deferred Charges and Other Assets:
     Unamortized debt expenses ...........................................     10,601     10,841
     Unrecovered deferred income taxes ...................................     49,832     49,800
     Other ...............................................................     68,154     60,606
                                                                             --------   --------
Total deferred charges and other assets ..................................    128,587    121,247
                                                                             --------   --------
Total assets .............................................................   $463,627   $459,401
                                                                             ========   ========

                        See Notes to Consolidated Financial Statements.

                                 CONNECTICUT ENERGY CORPORATION

                                  CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands, except per share)

                                                                             June 30,    Sept. 30,
                                                                               1999        1998
                                                                            ---------    ---------
                                                                           (Unaudited)
Capitalization and Liabilities
------------------------------
Common Shareholders' Equity:
   Common stock:  authorized--30,000,000
   shares, par value $1 per share, issued and
   outstanding--10,387,615 shares; 10,289,692
   shares ...............................................................   $  10,388    $  10,290
   Capital in excess of par value .......................................     123,715      119,961
   Unearned compensation ................................................      (1,550)        (310)
   Retained earnings ....................................................      59,340       47,685
   Adjustment for minimum pension liability (net of
       income taxes) ....................................................        (473)        (473)
                                                                            ---------    ---------
Total common shareholders' equity .......................................     191,420      177,153
                                                                            ---------    ---------
Long-term debt ..........................................................     148,458      150,007
                                                                            ---------    ---------
Total capitalization ....................................................     339,878      327,160
                                                                            ---------    ---------
Current Liabilities:
    Short-term borrowings ...............................................       4,150       22,400
    Current maturities of long-term debt ................................       1,629        1,321
    Accounts payable ....................................................       9,553       10,499
    Federal, state and deferred income taxes ............................       5,969        1,537
    Other accrued taxes .................................................       2,878        2,024
    Interest payable ....................................................       2,548        3,386
    Customers' deposits .................................................       1,667        1,627
    Refunds due customers ...............................................         118          454
    Refundable purchased gas costs ......................................       3,764          ---
    Other ...............................................................       6,053        4,886
                                                                            ---------    ---------
Total current liabilities ...............................................      38,329       48,134
                                                                            ---------    ---------
Deferred Credits:
    Deferred income taxes and investment
       tax credits ......................................................      76,231       75,568
    Other ...............................................................       9,101        8,389
                                                                            ---------    ---------
Total deferred credits ..................................................      85,332       83,957
                                                                            ---------    ---------
Commitments and contingencies ...........................................          88          150
                                                                            ---------    ---------
Total capitalization and liabilities ....................................   $ 463,627    $ 459,401
                                                                            =========    =========

                          See Notes to Consolidated Financial Statements.

                                     CONNECTICUT ENERGY CORPORATION

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Dollars in thousands)
                                               (Unaudited)
                                                                                     Nine Months Ended
                                                                                          June 30,
                                                                                   --------------------
                                                                                       1999        1998
                                                                                       ----        ----
Net cash provided by operating activities ......................................   $ 45,999    $ 22,305
                                                                                   --------    --------
Cash Flows from Investing Activities:
    Capital expenditures .......................................................    (20,165)    (18,773)
    Contributions in aid of construction .......................................      1,160          39
    Payments for retirement of utility plant ...................................       (236)       (110)
    Investment in special contract distribution main ...........................     (1,211)        ---
    Energy ventures ............................................................     (2,373)         42
                                                                                   --------    --------
Net cash used by investing activities ..........................................    (22,825)    (18,802)
                                                                                   --------    --------
Cash Flows from Financing Activities:
    Dividends paid on common stock .............................................    (10,420)    (10,181)
    Issuance of common stock ...................................................      2,612      26,090
    Repayments of long-term debt ...............................................     (1,241)     (4,200)
    Decrease in short-term borrowings ..........................................    (18,250)    (16,217)
                                                                                   --------    --------
Net cash used by financing activities ..........................................    (27,299)     (4,508)
                                                                                   --------    --------
Net decrease in cash and cash equivalents ......................................     (4,125)     (1,005)
Cash and cash equivalents at beginning of period ...............................     10,091       6,644
                                                                                   --------    --------
Cash and cash equivalents at end of period .....................................   $  5,966    $  5,639
                                                                                   ========    ========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
    Interest ...................................................................   $ 10,458    $ 10,634
    Income taxes ...............................................................   $  7,250    $  8,350

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

                 See Notes to Consolidated Financial Statements.

                         CONNECTICUT ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
                                   (Unaudited)

Note 1 - Summary of Significant Accounting Policies
General
      The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements of Connecticut Energy Corporation ("Connecticut Energy" or "Company") for the fiscal year ended September 30, 1998 as presented in its Annual Report on Form 10-K. In the opinion of management, the accompanying financial information reflects all adjustments that are necessary to provide a fair presentation of the interim periods shown. All such adjustments are of a normal recurring nature.

      In preparing the financial statements in conformity with generally accepted accounting principles, the Company uses estimates. Estimates are disclosed when there is a reasonable possibility for change in the near term. For this purpose, near term is defined as a period of time not to exceed one year from the date of the financial statements. The Company's financial statements have been prepared based on management's estimates of the impact of regulatory, legislative and judicial developments on the Company or significant groups of its customers. The recorded amounts of certain accruals, reserves, and deferred charges and other assets could be materially impacted if circumstances change which affect these estimates.

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

      Southern had net regulatory assets as of June 30, 1999 and September 30, 1998 of $75,429 and $74,955, respectively. These amounts are included in deferred charges and other assets and deferred credits in the consolidated balance sheets and are solely due to the application of the provisions of SFAS 71.

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

Deferred Charges and Other Assets
      Deferred   charges  and  other  assets  include  amounts  related  to  the following:

                                                           June 30,  Sept. 30,
As of                                                         1999       1998
-----------------------------------------------------------------------------
Conservation costs .....................................  $  3,869   $  5,004
Energy assistance funding shortfall ....................       ---        262
Environmental evaluation costs .........................       947        684
Gas holder costs .......................................       ---         62
Hardship heating customer accounts receivable arrearages    19,461     16,399
Hardship heating customer assistance grant program .....     3,493      1,748
Investment in energy ventures ..........................     6,568      4,195
Investment in special contract distribution main, net ..    11,976     11,394
Liquefied natural gas, net .............................       209        207
Nonqualified benefit plans .............................     3,703      3,023
Prepaid pension and postretirement medical contributions    14,207     14,207
Other ..................................................     3,721      3,421
                                                          --------   --------
                                                          $ 68,154   $ 60,606
                                                          ========   ========

      Southern has been allowed to recover various deferred charges in rates over periods ranging from three to five years in accordance with the DPUC's Decision in Southern's latest rate case.

Deferred Credits
      Deferred credits include amounts related to the following:

                                                           June 30,  Sept. 30,
As of                                                         1999       1998
-----------------------------------------------------------------------------
Economic development initiatives .......................   $   371    $   397
Insurance reserves .....................................     1,545      1,153
Interruptible margin sharing ...........................       477      1,210
Nonqualified benefit plans .............................     4,041      3,522
Other ..................................................     2,667      2,107
                                                           -------    -------
                                                           $ 9,101    $ 8,389
                                                           =======    =======

Utility Operating Results
      Due to the seasonal nature of gas sales for space heating purposes by Southern, the results of operations for the nine months ended June 30, 1999 are not indicative of the results to be expected for the fiscal year ending September 30, 1999.

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

Recent Accounting Developments
      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), has been amended by Statement of Financial Accounting Standards No. 137. The effective date of SFAS 133 has been amended to become effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; therefore, it will become effective for the Company on October 1, 2000.

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

Note 2 - Commitments and Contingencies
Environmental Matters
      Southern has identified coal tar residue at three sites in Connecticut resulting from coal gasification operations conducted at those sites by Southern's predecessors from the late 1800s through the first part of this century. Many gas distribution companies throughout the country carried on such gas manufacturing operations during the same period. See section in Management's Discussion and Analysis entitled "Environmental Matters" for further details.

Note 3 - Merger Agreement
      On April 23, 1999, the Boards of Directors of Energy East Corporation ("Energy East") and Connecticut Energy announced that the companies have signed a definitive merger agreement under which Connecticut Energy will become a wholly-owned subsidiary of Energy East in a transaction which is valued at $617,000 including the assumption of debt. See section in Management's Discussion and Analysis entitled "Connecticut Energy Corporation/Energy East Corporation Merger" for further details.


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


                              RESULTS OF OPERATIONS

Net Income
----------

      The Company's consolidated net income for the three and nine months ended June 30, 1999 and 1998 is detailed below:

                                                         Three Months Ended     Nine Months Ended
                                                               June 30,              June 30,
                                                       --------------------    -------------------
(in thousands, except per share)                           1999        1998        1999       1998
                                                           ----        ----        ----       ----
Net (loss) income                                      $   (766)   $ (1,019)   $ 22,075   $ 20,397
                                                       ========    ========    ========   ========
Net (loss) income per share - diluted                  $  (0.07)   $  (0.10)   $   2.13   $   2.03
                                                       ========    ========    ========   ========
Weighted average common shares outstanding - diluted     10,375      10,250      10,353     10,048
                                                       --------    --------    --------   --------

      The net loss for the three months ended June 30, 1999 was approximately 25% lower than the net loss recorded in the corresponding 1998 period. This was primarily due to higher firm margins earned by the Company's principal subsidiary, The Southern Connecticut Gas Company ("Southern"), and its nonutility subsidiary, CNE Energy Services Group, Inc. ("CNE Energy"), and higher credits for state and federal income taxes. The reduction in net loss for the 1999 quarter was partially offset by lower interruptible margins, higher operations and depreciation expenses, higher gross earnings tax, higher other deductions, merger-related expenses and higher interest expense on long-term debt.

      Net income for the nine months ended June 30, 1999 was 8% higher compared to the nine months ended June 30, 1998 primarily due to higher firm margins earned by Southern and CNE Energy. The increase in net income was partially offset by lower interruptible margins, higher operations and depreciation expenses, higher property taxes, higher other deductions, merger-related expenses and higher interest expense on long-term debt.

Total Sales and Transportation Volumes
--------------------------------------

      Total volumes of gas sold and transported for the three months ended June 30, 1999 were approximately 5,866 MMcf, or approximately 7% higher, compared to the corresponding 1998 period primarily due to an increase in firm contract and off-system transportation volumes. Lower off-system sales volumes for the 1999 quarter were partially offsetting.

      Total volumes of gas sold and transported for the nine months ended June 30, 1999 were approximately 28,420 MMcf, or approximately 3% lower, compared to the nine months ended June 30, 1998. Lower interruptible volumes for the nine months ended June 30, 1999 were partially offset by an increase in firm volumes.

Firm Sales, Firm Transportation and Firm Contract Volumes
---------------------------------------------------------

      The Company's firm volumes for the three and nine months ended June 30, 1999 increased approximately 12% and 13%, respectively, compared to the corresponding 1998 periods. This was primarily due to firm volumes generated by a contract to transport natural gas to an electric generating plant in Bridgeport and the continued growth in Southern's residential customer base. The increase in firm volumes for the nine months ended June 30, 1999 was also attributed to higher firm transportation volumes and was partially offset by lower industrial firm sales primarily due to customers' switching to firm transportation services.

Interruptible  Sales  and Transportation Volumes
------------------------------------------------

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

      The chart below depicts volumes of gas sold to and transported for on-system interruptible customers, off-system sales volumes and off-system transportation volumes under a special contract with The Connecticut Light and Power Company for its Devon electric generating station as well as gross margins earned and retained due to the margin sharing mechanism on these services for the three and nine months ended June 30, 1999 and 1998:

                                        Three Months Ended    Nine Months Ended
                                             June 30,             June 30,
                                        ------------------   ------------------
(dollars in thousands)                    1999        1998     1999        1998
                                          ----        ----     ----        ----
Gross margin earned                     $1,419      $2,068   $5,345      $7,267
                                        ======      ======   ======      ======
Gross margin retained                   $1,266      $1,618   $3,299      $4,536
                                        ======      ======   ======      ======
Volumes sold and transported (MMcf)      2,247       2,280    6,728       9,921
                                        ------      ------   ------      ------

      Gross margins earned and retained by Southern were lower for the three and nine months ended June 30, 1999 compared to the corresponding 1998 periods principally due to the competitive price of certain other energy sources compared to natural gas.

      For the nine months ended June 30, 1999, interruptible volumes sold and transported were lower for all interruptible categories, with the exception of on-system transportation. Lower off-system sales and off-system transportation volumes were primarily responsible for the decrease in interruptible volumes. The reduction in off-system sales volumes was primarily due to the elimination of off-system sales activity by Southern as of April 1, 1999. See section entitled "Gas Supply Management Agreement" for further details.

Gross Margin
------------

      The Company's gross margin for the three and nine months ended June 30, 1999 was approximately 14% and 6% higher, respectively, compared to the corresponding 1998 periods. The increase in the 1999 periods was principally attributed to higher firm margins earned by Southern and CNE Energy resulting from revenues generated by a contract to transport natural gas to an electric generating plant in Bridgeport, which began operations in July 1998; increases in firm transportation revenues; and increases in Southern's residential customer base. Also contributing to the increase in gross margin, to a lesser extent, were the Company's other nonutility operations. Lower interruptible margins for the three and nine months ended June 30, 1999 partially offset the overall increase in gross margin compared to the same periods last year.

      Southern's firm rates include a Weather Normalization Adjustment ("WNA") which allows Southern to charge or credit the non-gas portion of its firm rates to reflect deviations from normal weather. Because weather during the three and nine months ended June 30, 1999 was approximately 13% and 9% warmer than normal, respectively, the operation of the WNA collected approximately $1,434,000 and $5,977,000, respectively, from firm customers. This compares to a collection from firm customers during the three and nine months ended June 30, 1998 of approximately $1,140,000 and $6,017,000, respectively.

      Southern's firm sales rates include a Purchased Gas Adjustment clause ("PGA") which allows Southern to flow back to its customers, through periodic adjustments to amounts billed, increased or decreased costs incurred for purchased gas compared to base rate levels, without affecting gross margin. The operation of Southern's PGA decreased revenues and gas costs for the three months ended June 30, 1999 by approximately $77,000 and increased revenues and gas costs for the nine months ended June 30, 1999 by approximately $1,405,000. For the three and nine months ended June 30, 1998, PGA adjustments increased revenues and gas costs by approximately $1,275,000 and $10,576,000, respectively.

Operations Expense
------------------

      Operations expense for the three months ended June 30, 1999 increased approximately 6% compared to the corresponding 1998 period. The increase was primarily due to higher costs for health insurance, collection agency fees and the Company's Restricted Stock Award Plan. A lower provision for uncollectibles and lower costs for outside services partially offset the increase in operations expense in the 1999 period.

Depreciation Expense
--------------------

      Depreciation expense for the three and nine months ended June 30, 1999 increased approximately 6% compared to the corresponding 1998 periods. The increase in the 1999 periods was primarily due to additions to plant in service by Southern.

Federal and State Income Taxes
------------------------------

      The federal and state income tax credit for the three months ended June 30, 1999 was approximately 58% higher compared to the corresponding 1998 period primarily due to a reduction during the 1999 quarter of the Company's accrual for prior years' taxes.

Municipal, Gross Earnings and Other Taxes
-----------------------------------------

      Municipal, gross earnings and other taxes for the three and nine months ended June 30, 1999 were approximately 5% and 11% higher, respectively, compared to the corresponding 1998 periods. The increase in the 1999 quarter compared to last year was primarily due to higher gross earnings tax. Lower gross earnings tax for the nine months ended June 30, 1999 was more than offset by the absence of a reduction to property tax expense which occurred in the corresponding 1998 period as a result of a DPUC Decision which ordered Southern to reduce its reserve for property taxes by approximately $3,722,000, with 50%, or approximately $1,861,000, flowing through as a one-time reduction to property tax expense and the remaining 50% refunded to firm customers through the operation of the PGA in three equal amounts during the quarter ended March 31, 1998.

Other Deductions (Income), Net
------------------------------

      The increase in other deductions for the three and nine months ended June 30, 1999 was primarily due to a reduction in equity earnings in CNE Energy due to its joint venture, Conectiv/CNE Energy Services, LLC, and, to a lesser extent, higher promotional expenses recorded by Southern.

Merger-Related Expenses
-----------------------

      In the quarter ended June 30, 1999, the Company began recording merger-related expenses. As of June 30, 1999, the Company has recorded $1,537,000 of such expenses which are primarily comprised of investment banking and legal fees. See section entitled "Connecticut Energy Corporation/Energy East Corporation Merger" for further details.

Interest Expense
----------------

      Total interest expense increased approximately 2% and 3% for the three and nine months ended June 30, 1999, respectively, compared to the corresponding 1998 periods primarily due to an increase in long-term debt related to the financing of the construction of distribution facilities to transport natural gas to an electric generating plant in Bridgeport. In the 1999 quarter, the increase in total interest expense was partially offset by lower interest expense on short-term borrowings and lower interest expense on deferred purchased gas cost balances. For the nine months ended June 30, 1999, the increase in total interest expense was partially offset by lower interest expense on short-term borrowings and lower interest expense related to pipeline refunds not yet returned to firm customers.

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

      Southern is subject to regulation from the DPUC, among other governmental agencies. At the DPUC's request, Southern has previously reported the progress of its Year 2000 program to the DPUC on multiple occasions. In January 1999, the DPUC retained the services of an information technology consultant to perform a due diligence study of Year 2000 readiness at each of Connecticut's investor-owned utilities, including Southern. On June 9, 1999, the DPUC released the consultant's report, which favorably comments on Southern's Year 2000 program. The DPUC opened Docket No. 99-06-22 and is scheduled to hold a hearing on August 16, 1999 at which Southern will testify as to its Year 2000 readiness. The final decision is expected on September 22, 1999.
Southern separately expects the DPUC's auditors to continue periodic Year 2000-related monitoring of Southern and the other investor-owned utilities throughout the remainder of 1999 to coordinate contingency plans and customer communications strategies.

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

      By July 31, 1998, the Company had completed modifications to all of its Financial, Accounting, Purchasing, Inventory Control and Work Management business applications targeted for version upgrade by use of internal staff and outside resources. The Company has tested and placed back into the production environment business applications for the above-mentioned business functions. While the Company is conducting additional testing, the Company remains confident that these applications are Year 2000 ready.

      The Company initiated a project to update the Payroll and Human Resources business-application systems to the Year 2000 Compliant versions of the software. This project is completed and the system is Year 2000 ready.

      In December 1997, the Company began a project to replace its Customer Information System with a vendor supplied business-application system. The project is completed. The project team completed Year 2000 testing of the new system and determined that the Customer Information System is Year 2000 ready.

      In September 1998, the Company began a project to upgrade the existing System Control and Data Acquisition System, which is used to monitor the flow of gas throughout the Company's distribution system, with a version that is Year 2000 compliant. The project is complete, tested and the system is Year 2000 ready.

      In August 1998, the Company began a project to upgrade the existing Field Service Management system, which is used to assign and dispatch service technicians, with a version that is Year 2000 compliant. The project is complete and the system is Year 2000 ready.

      In January 1998, the Company completed a project to upgrade all of the Personal Computer ("PC") software and Network software with versions that are Year 2000 compliant. As part of this project, all of the Company's PCs were upgraded or replaced and all of the Company's servers were upgraded or replaced. In January 1999, all of the Company's PCs were checked for Year 2000 readiness and some software modifications were completed as needed. The Company's supplier of desktop and network operating systems, Microsoft, has been releasing multiple updates to various products that must be installed to make them Year 2000 ready. All of the announced upgrades have been installed and all of the Company's PCs will be checked again for Year 2000 readiness in August 1999. The Company will continue to update its programs as required by any subsequent Year 2000-related releases.

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

      The Company's test of the gas control and distribution systems also verified that equipment associated with its LNG operations can function even without back-up electric power, telecommunications or computers, which the Company has but chose not to use for this test.

Vendors and Suppliers
      The Company has contacted, in writing, vendors and suppliers of products and services that it considers important to its operations. These contacts have included, among others, suppliers of interstate transportation capacity, natural gas producers, financial institutions and electric, telephone and water companies. Most vendors have responded, but the quality of the responses received from vendors and suppliers is not uniform. As a result, the Company will continue to work with these vendors and suppliers to determine their level of Year 2000 compliance. The Company has evaluated the degree of its vendors' and suppliers' readiness and has developed appropriate contingency plans that, among other things, establish various vendor and supplier redundancies. In addition, the Company's contingency plan calls for increasing certain inventory levels during the last calendar quarter of 1999 to provide ample supplies in the event certain vendors fail to deliver goods due to the Year 2000. With respect to those vendors and suppliers identified by the Company as critical to the Company's operations, the Company has conducted in-depth interviews with all vendors, including suppliers of interstate transportation capacity, natural gas producers, and all vendors supplying electric, telephone and water services to the Company's operations. The Company believes its critical vendors will be fully prepared for the Year 2000.

Customers
      The  Company  has  no  single   customer,   residential,   commercial  or
industrial, which generates a material portion of the Company's annual revenues. The Company identified its major firm, interruptible and transportation customers and communicated with these major customers to attempt to identify their level of Year 2000 compliance. Many of these customers have their own Year 2000 projects in progress and the Company has not been informed that these customers anticipate any Year 2000 related failures that would affect their consumption of natural gas. The Company contacted each of its major customers to exchange Year 2000 readiness information during the spring of 1999.

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

Potential Risks
      The Company believes the most significant potential risks to its internal operations are as follows: (1) the ability to use electronic devices to control and operate its distribution system; (2) the ability to render timely bills to its customers and (3) the ability to maintain continuous operation of its computer systems. The Company's Year 2000 program addresses each of these risks and the remediation or replacement of these systems is completed. Furthermore, the contingency plan outlines alternatives in the event that any Year 2000-related situations may occur.

      The Company relies on the producers of natural gas and suppliers of interstate transportation capacity to deliver natural gas to the Company's distribution system. External infrastructure, such as electric, telephone, and water service, is necessary for the Company's basic operations as well as the operations of many of its customers. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers, to operate its distribution system and to communicate with its customers. It could also have a material adverse financial impact including, but not limited to, lost sales revenues, increased operating costs and claims from customers related to business interruptions. The Company's program to address Year 2000 issues emphasizes continued monitoring and/or testing of the progress of these critical vendors and suppliers toward meeting the projected completion of their Year 2000 programs.

Financial Implications
      The Company currently expects to generate nonrecurring expenses of approximately $300,000 to $500,000 over the three fiscal-year period ending September 30, 1999 for business-application systems remediation, embedded systems replacement and certain existing business-applications system replacement. Over the same time period, the Company will capitalize costs of approximately $11,000,000 incurred to replace certain existing business-application software systems with new systems that will be Year 2000 operational and provide additional business management information.

      Each of the components of the Company's Year 2000 program is completed or nearing completion and the Company believes it is taking all reasonable steps necessary to be able to operate successfully through and beyond the turn of the century.

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

                                                                   Shared
                              Connecticut                     Connecticut
                                   Energy      Southern   Energy/Southern         Total
---------------------------------------------------------------------------------------
As of June 30, 1999:

Committed lines               $ 5,000,000   $32,000,000       $20,000,000   $57,000,000

Uncommitted lines                     ---   $10,000,000       $10,000,000   $20,000,000

      Effective January 1, 1998, Connecticut Energy and Southern entered into an agreement with one bank for a shared committed line of credit in the amount of $20,000,000. The credit line has been extended until December 31, 1999. This term may be further extended from year to year thereafter dependent upon the operating cash requirements of the Company and its subsidiary and approval by the bank. As of June 30, 1999, unused lines of credit totaled $72,850,000.

      Operating cash flows were higher for the nine months ended June 30, 1999 compared to the corresponding 1998 period primarily due to a decrease in prepaid expenses, a higher comparative decrease in gas inventories, a lower comparative increase in other deferred assets, a higher comparative increase in accrued taxes and lower comparative decreases in accounts payable balances and refunds due customers. Partially offsetting the increase in operating cash flows for the 1999 period were lower collections from customers through the operation of the PGA.

      Because of the availability of short-term credit and the ability to issue long-term debt and additional equity, management believes it has adequate financial flexibility to meet its anticipated cash needs.

Investing Activities
--------------------

      Capital expenditures, net of contributions in aid of construction, approximated $19,005,000 and $18,734,000 for the nine months ended June 30, 1999 and 1998, respectively. On an annual basis, Southern relies upon cash flows provided by operating activities to fund a portion of these expenditures, with the remainder funded by short-term borrowings and, at some later date, long-term debt and capital stock financings.

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

      On July 8, 1998 Southern received a Decision in Docket No. 97-12-21, Financial and Operational Review of The Southern Connecticut Gas Company - Phase I regarding the "overearnings" portion of the rate review docket. According to Connecticut statutes, the DPUC may review a utility which earns 100 basis points or more over its allowed rate of return for six consecutive months. In its Decision, the DPUC ordered a rate reduction of $528,000 on an annual basis.

      On February 10, 1999, the DPUC issued a Decision in Docket No. 97-12-21 on the periodic review. In this Decision, the DPUC found Southern's present rate structure to be more than just and adequate for both the current and projected operating and financial needs of the company. In this Decision, the DPUC proposed that Southern's allowed rate of return on common equity be adjusted from 11.45% to 10.61%, which would produce an overall allowed return on rate base of 9.65%. It also stated that Southern was overearning by approximately $9,400,000. Part of the overearning resulted from an exclusion from rate base of 50% of the costs incurred to construct a 20-inch gas trunkline to assist Southern in transporting gas throughout its system. This exclusion was based upon the DPUC's belief that these costs should be divided between regulated and nonregulated operations. This exclusion from rate base totaled approximately $5,422,000. The DPUC has stated that this allocation will be reviewed in future proceedings and could be revised based upon the relative benefits that this trunkline project brings to regulated and nonregulated operations.

      In its Decision, the DPUC ordered Southern to submit a proposal for allocating the overearnings by March 25, 1999 or file an application for a rate case no later than July 15, 1999.

      In response to the DPUC's Decision on the periodic review, Southern has filed an appeal in Connecticut Superior Court regarding the claimed disallowance of the 20-inch gas trunkline from rate base and has opted to file a comprehensive rate case, which includes proposals for incentive-based rates. Additionally, Southern's rate case application with the DPUC, Docket No. 99-04-18, DPUC Review of The Southern Connecticut Gas Company's Rates and Charges, requests an increase in rates designed to produce additional annual revenues of approximately $24,195,000. This would increase Southern's projected annual revenues by approximately 10.56%. Southern has not had an increase in its base rates since December 1993. There are no assurances that the requested rates will be approved, in whole or in part.

      The rate case is expected to take between 150 to 180 days to conclude following the application date of July 15, 1999. If new rates are approved, they would become effective by January 2000.

      The DPUC has separated Docket No. 99-04-18 into two phases. Phase I addresses Southern's overearnings and Phase II addresses Southern's request for a rate increase.

      On July 1, 1999, in Phase I of Docket No. 99-04-18, Southern and The Office of Consumer Counsel reached a Settlement Agreement which results in an immediate rate reduction for firm sales customers. In accordance with the Agreement, which was approved by the DPUC, Southern will reduce its rates by $1,300,000 on an annual basis. Both the $1,300,000 rate reduction and the $528,000 rate reduction ordered by the DPUC in Docket No. 97-12-21 will remain in effect until the date new rates are effective pursuant to a DPUC Order in Phase II of Docket No. 99-04-18.

Gas Supply Management Agreement
-------------------------------

      On February 26, 1999, Southern received a Decision from the DPUC regarding a gas supply management agreement entered into with an outside vendor. In its Decision, the DPUC approved Southern's agreement with Sempra Energy Trading Corp. ("Sempra"), titled Natural Gas Annual Supply and Delivery Service and Asset Optimization Agreement ("Sempra Agreement"), in its entirety, including 85%/15% margin sharing with firm customers and shareholders, respectively. Under the Sempra Agreement, Sempra will manage certain of Southern's gas assets and Southern will transfer to Sempra the ability to make off-system sales and receive capacity release funds. In return, Sempra will pay a management fee to Southern, which will be included as part of the calculation to determine the margin to be shared with firm customers through the operation of the PGA. The term of the Sempra Agreement is one year, beginning April 1, 1999 and ending March 31, 2000. The margin sharing arrangement approved in the Decision will replace the current margin sharing mechanism for off-system sales and capacity releases as approved by the DPUC in January 1996 in Docket No. 93-03-09, Application of The Southern Connecticut Gas Company to Increase Its Rates and Charges - Reopening I; however, it does not affect Southern's existing on-system interruptible margin sharing mechanism.

Connecticut Energy Corporation/Energy East Corporation Merger
-------------------------------------------------------------

      On April 23, 1999, the Boards of Directors of Energy East Corporation ("Energy East") and Connecticut Energy announced that the companies have signed a definitive merger agreement under which Connecticut Energy will become a wholly-owned subsidiary of Energy East in a transaction which is valued at $617,000,000 including the assumption of debt.

      Shareholders  of  Connecticut  Energy will receive  $42.00 per share,  50%
payable in stock and 50% in cash. Shareholders will be able to specify the percentage of the consideration they wish to receive in stock and in cash subject to pro-ration. Connecticut Energy shareholders who elect to receive stock will receive between 1.43 and 1.82 shares of Energy East stock for each share of Connecticut Energy stock, depending on the average price of Energy East's stock during a 20-day period prior to closing. This equates to a collar of between $23.10 and $29.40 for Energy East shares. Based upon Energy East's closing price of $26.25 on April 22, 1999, the Connecticut Energy shareholder would receive 1.60 Energy East shares for each Connecticut Energy share. The transaction is expected to be tax-free to Connecticut Energy shareholders to the extent they receive common stock of Energy East. The combination will be accounted for using the purchase method of accounting.

      The merger is conditioned on, among other things, the approval of Connecticut Energy shareholders and various regulatory agencies, including the DPUC and the Securities and Exchange Commission. The companies anticipate that these approvals can be obtained within 12 months. A special meeting of Connecticut Energy shareholders is scheduled on September 14, 1999 to vote on this matter.

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

                           PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are inapplicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:
         Exhibit 3 - Certificate of Incorporation and By-Laws
     (i) The Amended and Restated Certificate of Incorporation of Connecticut Energy Corporation is filed herewith at pages 30 to 40.

         Exhibit 10 - Material Contracts
     (i) On July 15, 1999, Connecticut Energy Corporation, Energy East Corporation and Merger Co. executed the First Amendment to the Agreement and Plan of Merger by and among Connecticut Energy Corporation, Energy East Corporation and Merger Co. The text of this amendment is included in the Agreement and Plan of Merger by and among Connecticut Energy Corporation, Energy East Corporation and Merger Co., which is incorporated by reference to Appendix A to the proxy statement/prospectus filed as part of Energy East Corporation's Registration Statement No. 333-83437.

    (ii) Employment Agreement by and among Energy East Corporation, Connecticut Energy Corporation, or its successor, and J. R. Crespo, dated April 23, 1999, incorporated by reference to Exhibit 10.1 to Energy East Corporation's Registration Statement No. 333-83437.

   (iii) First Amendment to Employment Agreement by and among Energy East Corporation, Connecticut Energy Corporation, or its successor, and J.
         R. Crespo,  dated July 15, 1999,  incorporated by reference to Exhibit
         10.2  to  Energy  East   Corporation's   Registration   Statement  No.
         333-83437.

         Exhibit 27  -  Financial Data Schedule
         Submitted only in electronic format to the Securities and Exchange Commission.

(b)      Reports on Form 8-K:
         There were no reports filed on Form 8-K during the quarter.


                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CONNECTICUT ENERGY CORPORATION
                                                          (Registrant)




Date:  August 10, 1999                        By:  /s/  Vincent L. Ammann, Jr.
       ---------------                             ---------------------------
                                                      Vincent L. Ammann, Jr.
                                                        Vice President and
                                                    Chief Accounting Officer