Form 10-K405
period 1999-09-30
CONNECTICUT ENERGY CORP
filed 1999-12-01
CIK 310103

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended September 30, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
    Title of Each Class                                  on Which Registered
---------------------------                              ---------------------
Common Stock ($1 par value)                              New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                     None
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as of November 19, 1999:

                                   $406,100,219

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

          Class                                Outstanding at November 19, 1999
--------------------------                     --------------------------------
Common Stock, $1 par value                                 10,363,004

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Connecticut Energy Corporation's 1999 Annual Report to Shareholders are incorporated into Parts II and IV.
An index of exhibits to this Annual Report on Form 10-K may be found on page 28 hereof.


                                     PART I

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

Item 1.  Business

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

Southern serves approximately 160,000 customers in Connecticut, primarily in twenty-two towns along the southern Connecticut coast from Westport to Old Saybrook, which include the urban communities of Bridgeport and New Haven. Southern is also authorized to lay mains and sell gas in an additional ten towns in its service area, but does not currently provide any service to these towns.

The percentage of the Company's revenues contributed by each class of customers for the last three years was as follows:

Years ended September 30,                          1999        1998        1997
-------------------------------------------------------------------------------
Residential ................................       59.5%       58.9%       57.9%
Commercial firm ............................       14.6        17.7        19.5
Industrial firm ............................        2.9         3.9         4.3
Firm transportation and firm contract ......       11.5         5.5         2.4
Interruptible and other ....................       11.5        14.0        15.9
                                                  -----       -----       -----
                                                  100.0%      100.0%      100.0%
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

Through its nonutility subsidiary, CNE Energy Services Group, Inc. ("CNE Energy"), the Company provides energy products and services to commercial and industrial customers throughout New England. The Company also participates in a natural gas purchasing cooperative through another nonutility subsidiary, CNE Development Corporation ("CNE Development"). A third nonutility subsidiary,
CNE Venture-Tech, Inc. ("CNE Venture-Tech"), invests in ventures that offer technologically advanced energy-related products and operates a service bureau.

In September 1997, CNE Energy formed a joint venture with Conectiv, a holding company formed by the merger of Delmarva Power & Light Company and Atlantic Energy, Inc. The venture operates under the name Conectiv/CNE Energy Services, LLC ("Conectiv/CNE Energy") and sells natural gas, electricity, fuel oil and other services and markets a full range of energy-related planning, financial, operational and maintenance services to commercial, industrial and municipal customers in New England. Conectiv/CNE Energy has formed various alliances with energy-related entities to market energy commodities and services to commercial and industrial customers in New England.

As a result of the impending merger between Energy East Corporation ("Energy East") and Connecticut Energy, Conectiv sold its 50% interest in Conectiv/CNE Energy to CNE Energy. Energy East Solutions, Inc., an indirect subsidiary of Energy East, subsequently acquired Conectiv's former 50% interest in the joint venture from CNE Energy.

In September 1998, CNE Energy and Conectiv Energy Supply, Inc., a subsidiary of Conectiv, formed two joint ventures, Total Peaking Services, LLC ("TPS") and CNE Peaking, LLC ("CNEP"). TPS, headquartered in Bridgeport, operates a 1.2 billion cubic foot liquefied natural gas ("LNG") open access storage facility in Milford, Connecticut. The facility has access to three major natural gas pipelines in New England: Algonquin Gas Transmission Company, Iroquois Gas Transmission System, L.P. and Tennessee Gas Pipeline Company. TPS has received Federal Energy Regulatory Commission ("FERC") approval of its market-based tariffs and began storing and redelivering customer-owned LNG at the Milford facility in fiscal 1999. CNEP provides a firm in-market supply source to assist energy marketers and local gas distribution companies ("LDCs") in meeting the maximum demands of their customers by offering firm supplies for peak-shaving and emergency deliveries. CNEP operates out of Newark, Delaware.

In 1999, CIS Service Bureau, LLC ("CIS"), a wholly-owned affiliate of CNE Venture-Tech, began operations. CIS is a service bureau providing access to customer billing software and other related services for utilities and energy services providers, including Southern and CNE Energy.

See Note 11, "Segment Information," in the Company's 1999 Annual Report to Shareholders for further details regarding the Company's utility and nonutility segments.

As of September 30, 1999, the Company, through its subsidiaries, had 481 full-time employees, the majority of whom were employees of Southern.

Customers
General
From 1994 through 1999, the average number of on-system customers served by Southern grew from approximately 152,600 to 160,200. Southern provides three types of gas service to its on-system customers: firm sales, firm transportation and interruptible. Firm service is provided to residential, commercial and industrial customers who require a continuous gas supply throughout the year. Southern serves approximately 181,000 firm residential units. Interruptible service is available to those customers that have dual fuel capabilities which allow them to alternate between natural gas and another fuel source. Firm service for residential use includes service to multi-family units. Firm transportation is available to commercial, industrial and multi-family customers who have secured their own gas supply and require that Southern transport this supply on its distribution system. Southern also provides transportation service to certain commercial and industrial customers on an interruptible basis, where the gas transported is owned by those customers.

Additionally, Southern has the approval of the Connecticut Department of Public Utility Control ("DPUC") to participate in the off-system sales market. If gas supplies are available after meeting on-system loads, Southern can sell to customers within Connecticut or in out-of-state markets. The customers to whom these sales are made are not permanent customers of Southern (see section entitled "Gas Supply Management Agreement" for information regarding a change in the management of Southern's off-system sales).

Firm Sales, Firm Transportation and Firm Contract
In 1999, firm services represented approximately 89% of operating revenues and approximately 75% of the Company's total gas throughput. Firm sales to industrial customers are likely to constitute a smaller percentage of Southern's future total sales due to the changing character of the local economy and continuing regulatory developments affecting the natural gas industry (see section entitled "Unbundling of Natural Gas Services" for further details).

Southern provides firm contract sales service to Yale University in accordance with rates specified in a DPUC-approved special contract for the sale of gas to this facility. Southern provides firm contract transportation service to a 520 megawatt electric generating plant in Bridgeport in accordance with a DPUC-approved contract.

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

Interruptible Sales, Transportation and Special Contract Services Interruptible sales, which include off-system sales, are priced flexibly and competitively compared to the price paid for alternate fuels by larger commercial and industrial customers. Southern's interruptible sales fluctuate primarily due to the relative price differentials between alternate fuels and natural gas as well as the availability of gas not needed to serve firm customers.

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

In 1999, interruptible sales, transportation and special contract services represented approximately 10% of operating revenues and approximately 25% of total gas throughput.

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

The Company does not believe that the loss of any single customer or a few customers would have a long-term material, adverse effect upon Southern's business.

Marketing
General
Southern's marketing focus is to achieve significant growth in its customer base while strengthening its position as a leading provider of natural gas energy and high quality service. In addition to pursuing new residential and commercial heating customers, Southern also pursues opportunities related to energy market deregulation such as the development of merchant power plants and the growing reliance by commercial and industrial customers on marketers for natural gas supplies. By recognizing marketers as customers, Southern expects to build relationships with them that will result in increased natural gas load. Southern is using advanced technology to improve its sales efficiency. The Company's sales force relies on an automated database to track consumer trends and on specialized software to reduce the time required to enter new business authorizations into its costing network.

Residential Market
In the residential heating market, despite record low oil prices, 2,654 customers were added in 1999 compared to 1,943 customers in 1998 and 2,641 customers in 1997. Residential conversions accounted for 62% of additions in 1999, 63% in 1998 and 60% in 1997. Southern's residential marketing programs include a conversion burner program and an employee-generated leads program for heating conversions. Southern continues to strengthen established relationships with manufacturers and distributors to leverage their resources for adding new business.

In addition, the Company recognizes that main extensions are an important source of current and future growth. As a result, Southern may extend main from time to time, whenever practicable, to portions of its franchise with limited or no gas service. These main extension decisions are based on several factors, including consumer interest in natural gas, density, size and age of homes, proximity to existing main and capital investment requirements.

Commercial and Industrial Markets
In the commercial and industrial markets, emphasis is placed on adding new firm and interruptible sales. Marketing programs for commercial and industrial customers include a program offering customers the option of financing new equipment through Southern and a conversion burner leasing program which provides customers with a low cost opportunity to switch to natural gas. Through these programs and effective advertising, 189 new customers were added during 1999 whose connected load exceeds 1,000 cubic feet per hour.

Effective April 1, 1996, firm transportation service became available to commercial and industrial customers. As of September 30, 1999, there were 2,321 firm transportation customers purchasing natural gas directly from marketers, which is an increase of approximately 30% from the 1,789 customers using firm transportation as of September 30, 1998. The trend is for more of Southern's commercial and industrial customers to become firm transportation customers once they become aware of the associated benefits. Southern continues to encourage commercial and industrial customers to proactively learn more about their customer choice options.

The commercial marketing programs are targeted toward increasing natural gas consumption in the industrial sector by promoting the productivity, product quality, efficiency and environmental benefits of modern natural gas technologies to industrial plant managers and specifiers. For example, natural gas fired desiccant dehumidification equipment is beginning to be specified more often in supermarket and ice-rink applications.

With the continuing deregulation of energy markets and advancements in natural gas turbine technologies, cogeneration is a viable economic solution for many industrial customers. Yale University, for example, is utilizing a 13.5-megawatt cogeneration system that is providing both electricity and steam for many of its facilities. The new state-of-the-art cogeneration facility uses three gas turbines and other modern equipment to generate electricity and steam from natural gas to provide heating and cooling to the central campus.

The Bridgeport Energy combined cycle electric generating plant is representative of new energy marketplace dynamics created by deregulation. The facility purchases its gas supplies through third party marketers. Southern then transports the supplies to the plant via its eleven-mile natural gas distribution facility that links the plant with the Iroquois Gas Transmission System. This plant has the capability of consuming up to 30,000,000 Mcf of volume annually.

Natural Gas Vehicles
Natural gas vehicles ("NGVs") represent another opportunity to increase the base load usage of natural gas. Southern has been active in this market and continues to annually increase the number of natural gas vehicles operating in its service area. Existing customers include the U.S. Postal Service, R.R. Donnelley and Sons Company, South Central Regional Water Authority, BHC Company and the towns of Westport and Fairfield.

More fleets expect to add natural gas vehicles as federal legislation requires fleets to "phase-in" the use of cleaner alternate fuel vehicles. Natural gas is the leading alternate fuel for vehicle use.

The strategic location of Southern's franchise area, which lies along the Interstate No. 95 and No. 91 Corridor, is key to maximizing the profitability of the existing distribution system, specifically for natural gas vehicular fueling use.

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

Southern has firm transportation and firm storage contracts with Tennessee. Under one transportation contract, Southern has 13,336,000 Mcf of pipeline capacity available on an annual basis. Southern's storage contract with Tennessee provides 1,195,000 Mcf of storage capacity and two other transportation contracts provide 3,700,000 Mcf of pipeline capacity in the market area on an annual basis. Other transportation contracts with Tennessee provide 516,000 Mcf of firm transportation service annually. One transportation contract with Tennessee was due to expire on June 1, 2000 and was renewed earlier in the year for four years. All other storage and transportation contracts were due to expire on November 1, 2000 and Southern elected to renew these contracts for one year. Southern has two further options to renew or turn back all its Tennessee contracts.

A transportation contract with Texas Eastern provides 5,972,000 Mcf of capacity on an annual basis. Additional contracts with Texas Eastern provide 1,383,000 Mcf of storage service and 12,108,000 Mcf of transportation service on an annual basis. Contracts with Texas Eastern expire in the year 2012.

Southern has storage service contracts with CNG Transmission. One contract provides 100 days of storage service with 648,000 Mcf of annual delivery. The remaining term of this contract is thirteen years. Under other contracts, which have remaining terms of four to eight years, CNG Transmission provides 773,000 Mcf of annual firm storage service and 1,028,000 Mcf of annual transportation service. The gas is stored by CNG Transmission and delivered to Southern under transportation contracts with Texas Eastern and Algonquin.

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

Canadian Supply
Southern receives Canadian supply under its long-term contracts with Alberta Northeast with firm transportation provided by Iroquois. These supply contracts with Alberta Northeast provide Southern with 12,775,000 Mcf of firm Canadian supply annually. Supply agreements with Alberta Northeast have remaining terms of three to seven years, and the transportation agreement with Iroquois has a remaining term of twelve years.

Supplemental Supply
Southern has an agreement with Distrigas to purchase 328,000 Mcf annually on a firm basis. This contract continues for three years and includes a provision for either vapor or liquid delivery, with an option to increase maximum daily delivery over the term of the contract. Additionally, Southern has interruptible purchase contracts with Distrigas.

Supplemental gas supplies from on-site LNG and liquefied propane air storage facilities are available to meet peak and winter demand requirements (see section entitled "Sublease of LNG Plant" for the Decision in Docket No. 96-04-30).

Gas Supply Management Agreement
On February 26, 1999, Southern received a Decision from the DPUC regarding a gas supply management agreement entered into with an outside vendor. In its Decision, the DPUC approved Southern's agreement with Sempra Energy Trading Corp. ("Sempra"), titled Natural Gas Annual Supply and Delivery Service and Asset Optimization Agreement ("Sempra Agreement"), in its entirety, including 85%/15% margin sharing with firm customers and shareholders, respectively. Under the Sempra Agreement, Sempra manages certain of Southern's gas assets and Southern transfers the ability to make off-system sales and receive capacity release funds. In return, Sempra pays a management fee to Southern, which is included as part of the calculation to determine the margin to be shared with firm customers through the operation of Southern's Purchased Gas Adjustment clause. The term of the Sempra Agreement is one year, beginning April 1, 1999 and ending March 31, 2000. The margin sharing arrangement approved in the Decision replaced the margin sharing mechanism that had been in place for off-system sales and capacity releases as approved by the DPUC in January 1996 in Docket No. 93-03-09, Application of The Southern Connecticut Gas Company to Increase Its Rates and Charges - Reopening I; however, it did not affect Southern's on-system interruptible margin sharing mechanism.

Capacity release programs are available on all interstate pipelines serving Southern. Demand charges recovered from a replacement shipper flow back as a reduction on the pipeline's monthly invoice. These demand reductions are used to lower gas costs to firm customers through established margin sharing mechanisms approved by the DPUC. As discussed above, Southern's capacity is currently released to Sempra for optimization.

In addition to the contract executed with Southern, Sempra also executed a separate agreement with CNE Development. This agreement requires CNE Development to perform consulting services on structured energy transactions.

Natural Gas Cooperative
CNE Development and five other major eastern U.S. natural gas distribution companies or their affiliates form the East Coast Natural Gas Cooperative, LLC, which accesses competitively priced gas supplies. Southern has experienced reduced gas costs and increased operational flexibility as a result of the activities of the cooperative.

FERC Initiatives
The FERC has several initiatives that will affect regulation of the natural gas industry. On July 29, 1998, the FERC issued a Notice of Inquiry ("NOI") in Docket No. RM98-12. In this proceeding, the FERC is seeking comments about the need to change its current regulatory policies relating to (1) the pricing of existing capacity, (2) the pricing of new capacity, (3) the use of index rates and benchmark adjustments to streamline rate filings, (4) the means of employing performance-based incentive regulation, (5) the use of market-based rates for turnback capacity, (6) the use of market-based rates for unsubscribed capacity and (7) the methods of negotiating pre-construction risk among parties to an expansion of pipeline capacity.

On the same date that it issued its NOI, the FERC also issued a Notice of Proposed Rulemaking ("NOPR") in Docket No. RM98-10. In this proceeding, the FERC proposed the removal of price caps in the short-term market and proposed revised regulations that would subject all released capacity to an auction process. The FERC also proposed to permit pipelines to negotiate the terms and conditions of transportation service under limited conditions.

On September 30, 1998, the FERC initiated two additional proceedings. In Docket No. RM98-9, the FERC proposed to modify its regulations governing applications to construct new pipeline capacity. Among other things, the FERC proposed to expand the scope of pipeline certificate authorizations to allow pipelines to replace and abandon more facilities than were covered by the existing blanket certificate, including replacements involving incrementally larger replacement pipe. In addition, the FERC proposed to establish an environmental checklist intended to add certainty to the environmental review aspect of certificate applications. In addition, the FERC proposed to establish an environmental checklist intended to add certainty to the environmental review aspect of certificate applications. On April 29, 1999, the FERC issued a Final Rule in Order No. 603 largely adopting its earlier proposal. On September 29, 1999, the FERC issued Order No. 603-A on rehearing, reaffirming its final rule, subject to several minor changes. This rule should improve the filing process for pipeline applicants and should not have an adverse impact on LDCs like Southern.

Also on September 30, 1998, the FERC announced a NOPR in Docket No. RM98-16 to expand the voluntary use of collaborative procedures for applicants proposing to build new pipeline facilities as well as hydroelectric projects. With some minor changes, the FERC adopted its proposal as a final rule in Order No. 608, issued on September 15, 1999. The newly-adopted regulations are intended to bring applicants and potentially affected parties together in a pre-filing collaborative process to resolve significant issues, including issues likely to be raised in the environmental review process.

With the exception of Docket Nos. RM98-9 and RM98-16, the above-mentioned initiatives are still subject to the outcome of notice and comment procedures. Therefore, it is difficult to ascertain the precise impact they will have on the business interests of LDCs like Southern. Since the issuance of its NOPRs in RM98-10 and RM98-12, however, the FERC held a June 7, 1999 public conference in Docket No. PL99-2-000 on the issue of anticipated natural gas demand in the northeastern United States over the next two decades, the timing and type of growth, and the effect projected growth will have on existing pipeline capacity. The FERC concluded that information received in these proceedings as well as its recent experience evaluating proposals for new pipeline construction warranted a reversal of its policy favoring rolled-in rate treatment for certificates covering new construction not covered by the optional or blanket certificate authorizations and on September 15, 1999 issued a Statement of Policy in Docket No. PL99-3. Under the new "no subsidy" approach, the FERC will no longer lean toward rolled-in rate treatment of costs for new projects and instead will favor market-driven, incremental rate schemes. Southern believes that it will benefit from application of the new policy, but notes that requests for rehearing of the policy statement are currently pending and that the possibility always exists that this policy could be revised on rehearing.

Pipeline Rate Case Decisions
On March 4, 1999, Algonquin submitted a joint settlement offer to the FERC in Docket No. RP99-262. Under the unopposed settlement offer, which was approved by the FERC on April 1, 1999 and went into effect on May 1, 1999, Southern will experience approximately an 8% reduction in its rates. Algonquin has agreed under the terms of the settlement to accept all of the risks associated with turnback of capacity until May 1, 2003 and has also agreed to a rate moratorium through that date.

On May 21, 1999, in Process Gas Consumers Group et al. v. FERC, 177 F.3d 995 (D.C. Cir. 1999), the U.S. Court of Appeals for the District of Columbia Circuit granted Southern's petition for review and remanded to the FERC its Decision authorizing Tennessee Gas Pipeline Company to use its Net Present Value method to award meter capacity when existing customers seek to change receipt or delivery points and authorizing Tennessee to employ a twenty-year cap on length of a bid in evaluating competing bids for new capacity. Southern had argued that these tariff provisions were unreasonable and placed existing customers at an unfair disadvantage. The FERC has not yet taken action in response to the remand order.

Southern is currently active in the Iroquois remand proceedings at RP94-72, FA92-59 and RP97-126 regarding the recovery of legal fees associated with construction and certification of the pipeline. The parties have reached an agreement in principle that resolves not only the legal fees remand matter, but also the issues from Docket No. RP97-126-000 that are pending court review at the U.S. Court of Appeals for the District of Columbia Circuit (Nos. 99-1175 and 99-1177), as well as issues concerning Iroquois' future rate levels and a related moratoria on rate filings. It is anticipated that a settlement document will be filed with the FERC within forty-five days.

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

Rate Review Docket/Rate Case Application
In accordance with Connecticut statutes, Southern has undergone a periodic review of its rates and services by the DPUC that commenced in January 1998. A periodic review entails a complete review by the DPUC of Southern's financial and operating records; and public hearings are held to determine whether Southern's current rates are unreasonably discriminatory or more or less than just, reasonable and adequate.

In July 1998, the DPUC issued a Decision in Docket No. 97-12-21, DPUC Financial and Operational Review of The Southern Connecticut Gas Company - Phase I, regarding the "overearnings" portion of the rate review docket. According to Connecticut statutes, the DPUC may review a utility which earns 100 basis points or more over its allowed rate of return for six consecutive months. In its Decision, the DPUC ordered a rate reduction of $528,000 on an annual basis.

On February 10, 1999, the DPUC issued a Decision in Docket No. 97-12-21 on the periodic review. In this Decision, the DPUC found Southern's present rate structure to be more than just and adequate for both the current and projected operating and financial needs of the company; and the DPUC proposed that Southern's allowed rate of return on common equity be adjusted from 11.45% to 10.61%, which would produce an overall allowed return on rate base of 9.65%. It also stated that Southern was overearning by approximately $9,400,000. Part of the overearning resulted from an exclusion from rate base of 50% of the costs incurred to construct a twenty-inch gas trunkline to assist Southern in transporting gas throughout its system. This exclusion was based upon the DPUC's belief that these costs should be divided between regulated and nonregulated operations. This exclusion from rate base totaled approximately $5,422,000. The DPUC has stated that this allocation will be reviewed in future proceedings and could be revised based upon the relative benefits that this trunkline project brings to regulated and nonregulated operations. The DPUC further ordered Southern to submit a proposal for allocating the overearnings by March 25, 1999 or file an application for a rate case no later than July 15, 1999.

In response to the DPUC's Decision on the periodic review, Southern filed an Appeal in Connecticut Superior Court regarding the claimed disallowance of the twenty-inch gas trunkline from rate base and related depreciation from operating expenses (see section entitled "Trunkline Appeal" for further details) and opted to file a comprehensive rate case, which includes proposals for incentive-based rates. Southern's rate case application with the DPUC, Docket No. 99-04-18, DPUC Review of The Southern Connecticut Gas Company's Rates and Charges, also requests an increase in rates designed to produce additional annual revenues of approximately $24,195,000. This would increase Southern's projected annual revenues by approximately 10.56%. Southern has not had an increase in its base rates since December 1993. There are no assurances that the requested rates will be approved, in whole or in part.

The DPUC has separated Docket No. 99-04-18 into two phases. Phase I addresses Southern's overearnings and Phase II addresses Southern's request for a rate increase.

On July 1, 1999, in Phase I of Docket No. 99-04-18, Southern and The Office of Consumer Counsel ("OCC") reached a Settlement Agreement which resulted in an immediate rate reduction for firm sales customers. In accordance with the Settlement Agreement, which was approved by the DPUC, Southern was required to reduce its rates by $1,300,000 on an annual basis. Both the $1,300,000 rate reduction and the $528,000 rate reduction ordered by the DPUC in Docket No. 97-12-21 will remain in effect until the date new rates are effective pursuant to a DPUC Order in Phase II of Docket No. 99-04-18.

The hearing phase of Docket No. 99-04-18 has concluded and Southern anticipates a Decision in Phase II by mid-January 2000. Southern's new base rates, if approved, would become effective at that time.

On August 24, 1999, in a separate proceeding, the OCC filed a petition with the DPUC seeking a review of Southern's earnings for the period ended June 30, 1999. The OCC alleged that Southern earned in excess of its authorized return and that there should be a rate reduction or other relief afforded to ratepayers.

The DPUC agreed to review the OCC's claims and scheduled a hearing for October 14, 1999. On October 7, 1999, the OCC and Southern filed with the DPUC a proposed settlement of the OCC's claims. The DPUC cancelled the October 14, 1999 hearing and subsequently issued a Decision on the proposed settlement on November 17, 1999 which requires Southern to reduce rates for its firm sales customers by an additional $1,000,000. The rate reduction will take the form of a credit to customers' bills in the months of November 1999 through February 2000.

Trunkline Appeal
Subsequent to the filing of the Appeal by Southern in the Connecticut Superior Court in March 1999 regarding the treatment of its trunkline investment, the DPUC answered the Appeal by denying Southern's claims. Southern filed its Brief in support of its Appeal in June 1999.

In July 1999, the DPUC moved to dismiss the Appeal. The DPUC based its Motion to Dismiss on the grounds of mootness and lack of aggrievement.

In September 1999, the Connecticut Superior Court held a hearing on the DPUC's claims. The Court denied the DPUC's Motion to Dismiss and ordered the DPUC to file its Brief on the merits of the Appeal by October 20, 1999. The DPUC's Brief was filed with the Court.

A Superior Court hearing on the Appeal is likely to occur prior to December 31, 1999, with a Decision by the Court thereafter.

Unbundling of Natural Gas Services
In August 1995, the DPUC issued a final Decision in Docket No. 94-11-12, DPUC Review of Connecticut Local Distribution Companies' Cost of Service Study Methodologies. In this docket, the DPUC investigated the issues surrounding the development of firm transportation rates at the state level in response to FERC Order No. 636, which mandated the unbundling of interstate pipeline services. Effective April 1, 1996, commercial and industrial gas customers in Connecticut were given the ability to contract for their gas supplies from sources other than the LDCs and pay the LDCs only for the transportation of that gas through their distribution systems at DPUC-approved rates. The firm transportation rates are designed to provide Southern with the same margins provided by bundled services.

In August 1997, the DPUC initiated a generic docket, Docket No. 97-07-11, DPUC Generic Investigation into Issues Associated with the Unbundling of Natural Gas Services by Connecticut Local Distribution Companies, to investigate issues associated with the unbundling of natural gas firm sales and transportation services by LDCs in Connecticut, including Southern. The DPUC has conducted this proceeding in two phases. The first phase addressed issues relating to firm transportation service in its present form with respect to the delivery of sales and transportation service by LDCs and marketers. The DPUC reopened each LDC's latest rate case to consider proposed changes to its respective tariffs and rates. An Interim Decision was approved on October 28, 1998 which affected the way LDCs administer firm transportation services by providing for changes in the load balancing provisions in the LDCs' tariffs as well as for enhanced billing options for customers.

The second Interim Decision was received on March 17, 1999 in which the DPUC approved the implementation of daily demand meter charges for firm sales and transportation customers and established balancing service charges and conditions. The DPUC also authorized a newly created FTS-3 transportation service that uses algorithms. This rate is available only to commercial and industrial customers that use less that 500 Mcf annually.

Regarding Southern's billable service work, the DPUC concluded that other ratepayers do not subsidize the cost of service work. The DPUC stated that the resources necessary to provide this form of service work also provide the company with the resource flexibility essential to satisfy basic safety and emergency work. The DPUC also stated that the natural gas public utility industry has historically promoted and developed this service to promote the use of natural gas as a fuel. Consequently, billable service work, according to the DPUC, has become an expected part of a public service company's responsibility to serve. Therefore, the DPUC denied Southern's request to discontinue billable service work at this time. The next phase of this proceeding will investigate cost of service issues associated with providing unbundled service.

Sublease of LNG Plant
In August 1996, the DPUC issued a final Decision in Docket No. 96-04-30, Application of The Southern Connecticut Gas Company to Dispose of a Portion of Its Plant and Equipment. The DPUC approved certain proposals made by Southern regarding the operation of its LNG tank and related facilities, which included the sublease of the LNG tank and related facilities from Southern to CNE Energy, which would, in turn, sublease the LNG facility to TPS. TPS has received FERC approval of its market-based tariffs and began storing and redelivering customer owned LNG beginning in fiscal 1999.

Interruptible Margin Sharing
In January 1996, Southern requested a reopening of its 1993 rate proceeding to propose a plan to redirect excess on-system interruptible margins, which would otherwise be returned to ratepayers, for calendar years 1996, 1997 and 1998 to fund certain economic development initiatives in Bridgeport and to provide grants to customers to reduce Southern's hardship assistance balances.

In April 1996, the DPUC issued a final Decision regarding Southern's proposal. The DPUC effectively approved Southern's proposal with certain modifications in the direction of funding of the Bridgeport economic development initiatives, the imposition of a cap of $6,000,000 per year of ratepayer margins to be split equally between the programs, and certain implementation and status reporting requirements.

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

Regulations promulgated under the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992, which require reduced pollution levels and certain energy efficiency standards, have begun to affect Southern. Among other things, the Clean Air Act Amendments (1) impose stringent vehicle emissions standards beginning in 1994, (2) mandate the gradual phase-in of alternate fuel vehicles for fleets of more than ten vehicles beginning in 1998 and (3) require power plants to phase-in significant emission reductions of sulfur dioxide and nitrogen oxide by the year 2000. Similarly, the Energy Policy Act of 1992 (1) requires that federal agencies begin phasing-in the use of alternate fuels in vehicles in 1993, (2) offers tax incentives to private parties who use or facilitate the use of alternate fuel vehicles and (3) requires a lessening reliance on foreign fuels. In 1996, the FERC also issued Order No. 888, mandating that electric utilities provide open access transmission at wholesale. This Order has expanded opportunities for the sale of power from gas fired generating units. Over time, these regulations will likely lead to an increasing demand for natural gas. Southern has already begun to participate in the expanded markets for natural gas emerging due to these regulatory mandates.

Since 1986, the FERC has effected major changes in the regulations governing the natural gas industry, including FERC Order No. 636. The actions by the FERC have increased competition in the natural gas industry by requiring interstate pipeline companies to provide gas transportation to others on a nondiscriminatory basis.

The FERC has also been involved in the oversight of the Gas Industry Standards Board, a group comprised of interstate pipelines and shippers. The Board's actions to standardize essential terms of interstate pipeline transportation have an effect on the manner in which Southern interacts with suppliers and pipeline companies. The FERC has also announced recent rulemaking initiatives governing the prices and terms under which pipeline customers, including Southern, can purchase capacity or resell the capacity they currently hold, a point discussed in the section entitled "Recent FERC Initiatives." These initiatives, if adopted, will also affect Southern's decisions regarding the acquisition and retention of interstate pipeline capacity; however, the nature of such impacts cannot now be predicted.

Connecticut Energy Corporation/Energy East Corporation Merger
On April 23, 1999, the Boards of Directors of Energy East and Connecticut Energy announced that the companies have signed a definitive merger agreement under which Connecticut Energy will become a wholly-owned subsidiary of Energy East in a transaction which is valued at $617,000,000 including the assumption of debt.

Shareholders of Connecticut Energy will receive $42.00 per share, 50% payable in stock and 50% in cash. Shareholders will be able to specify the percentage of the consideration they wish to receive in stock and in cash, subject to proration. Shareholders who elect to receive stock will receive between 1.43 and
1.82 shares of Energy East stock for each share of Connecticut Energy stock, depending on the average price of Energy East's stock during a twenty-day period prior to closing. This equates to a collar of between $23.10 and $29.40 for Energy East shares. Based upon Energy East's closing price of $26.25 on April 22, 1999, the Connecticut Energy shareholder would receive 1.60 Energy East shares for each Connecticut Energy share. The transaction is expected to be tax-free to Connecticut Energy's shareholders to the extent they receive common stock of Energy East. The combination will be accounted for using the purchase method of accounting.

A special meeting of Connecticut Energy's shareholders was held on September 14, 1999 to vote on the merger, and in excess of 80% of shareholders approved the Plan of Merger. The merger remains conditioned on, among other things, the approval of various regulatory agencies, including the DPUC and the Securities and Exchange Commission. The companies anticipate that these approvals can be obtained by January 2000 and that the merger will be completed shortly thereafter.

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

On April 27, 1992, Southern notified the Connecticut Department of Environmental Protection ("DEP") and the United States Environmental Protection Agency of the presence of coal tar residue at the sites. On November 9, 1994, the DEP informed Southern that it had performed a preliminary review of the information provided to it by Southern and had determined that, based on current priorities and limited staff resources, a comprehensive review of site conditions and subsequent participation by the DEP "are not possible at this time." On September 8, 1997, Southern received a letter from the DEP informing it that the three sites had been entered on the Connecticut inventory of hazardous waste sites. The letter states that the site located on Pine Street in Bridgeport may be of particular interest to the state of Connecticut because of its proximity to the Department of Transportation Expansion Project of the U.S. Highway Route No. 95 Corridor. Placement of the sites on the inventory of hazardous waste sites means that the DEP may pursue remedial action pursuant to the Connecticut General Statutes.

Each site is located in an area that permits Southern to voluntarily perform any remedial action. Connecticut law also allows Southern to retain a licensed environmental professional to conduct further environmental assessments and, if necessary, to develop remedial action plans in accordance with Connecticut remediation standard regulations.

Southern has conferred with officials of the DEP, including the DEP liaison for the Department of Transportation's U.S. Highway Route No. 95 Corridor expansion project, to establish priorities in connection with the environmental assessments. As a result of those conferences, Southern and the DEP have negotiated and executed a Consent Order with respect to the Pine Street site. Pursuant to the Consent Order, Southern has agreed to undertake an investigation of the Pine Street site and its immediate surrounding area to determine potential sources of contamination and remediate contamination which may be found to have emanated or be emanating from the Pine Street site as a result of Southern's activities on the site. The schedule and scope of the investigation have been agreed to by Southern and the DEP. As a result of this Consent Order, Southern has recorded and deferred $150,000 for costs related to the site investigation. When the investigation is complete, Southern should be able to propose to the DEP what, if any, plan for remediation is appropriate for the site. Until such site investigation is complete, management cannot predict the cost, if any, of any appropriate remediation for the Pine Street site.

Southern is to deliver a revised site investigation report to the DEP during the first quarter of fiscal 2000. This report will describe conditions existing at the Pine Street site and provide the basis for evaluating and selecting remedial action alternatives. An additional report concerning possible remedial action alternatives will be prepared and submitted to the DEP following approval of the revised site investigation report. Southern anticipates that a range of possible remediation costs for the Pine Street site will be reasonably estimable at the time Southern submits its remedial alternatives report to the DEP.

Southern has elected to proceed with the rehabilitation of a bulkhead located where the Pine Street site abuts Cedar Creek, a tidal water body connected to Long Island Sound. The estimated cost of the rehabilitation of $2,065,000 has been recorded and deferred as part of Southern's environmental remediation plan. Due to the status of the investigative and remedial design process at the Pine Street site, Southern has recorded and deferred only its currently budgeted investigative and legal costs associated with that process. Additional costs are anticipated, but cannot be reasonably estimated at this time.

Other than as described above, management cannot at this time predict the cost for any future site analysis and remediation for the remaining two sites, if any, nor can it estimate when any such costs, if any, would be incurred. While such future analytical and cleanup costs could possibly be significant, management believes, based upon the provisions of the Partial Settlement in Southern's most recent rate order and regulatory precedent with other local distribution companies in Connecticut, that Southern will be able to recover these costs through its customer rates. Although the method, timing and extent of any recovery remain uncertain, management currently does not expect that the incurrence of such costs will materially adversely impact the Company's financial condition, results of operations or cash flows.

Year 2000 Readiness Disclosure
The Company believes it is ready for the Year 2000. All of the critical systems are ready and contingency plans are in place. Management believes that it has taken the reasonably prudent steps necessary to prepare for the Year 2000.

Since 1996, the Company has been working on various aspects of the Year 2000 issue. It has been implementing individual strategies targeted at the specific nature of the Year 2000 issue in each of the following areas: (1) business-application systems, (2) embedded systems, (3) vendor and supplier relationships, (4) customers and (5) contingency planning. The Company has completed its Year 2000 project.

To coordinate its comprehensive Year 2000 program, the Company established a Year 2000 Task Force, chaired by the Vice President, General Counsel and Secretary who reports directly to the Chairman and Chief Executive Officer. The Year 2000 Task Force includes executive management and employees with expertise from various disciplines including, but not limited to, information technology, operations, customer service, marketing, engineering, finance, facilities and communications, internal audit, purchasing and law. In addition, the Company has utilized the expertise of outside consultants to assist in the implementation of the Year 2000 program in such areas as project initiation and planning, business-application systems inventory and analysis, business-application systems remediation, business-application systems replacement, and embedded systems inventory and analysis.

Southern is subject to regulation from the DPUC, among other governmental agencies. Since January 1999, the DPUC, through an independent auditing firm, has been auditing Southern and the other major investor-owned utilities in Connecticut. As a result of this audit, the DPUC issued a Draft Decision on September 30, 1999 finding that Southern "has completed all of its major preparations for the Year 2000, including the development of contingency plans and the testing of several pieces of the plans." Southern separately continues to respond to the DPUC's auditors as they continue periodic Year 2000-related monitoring of Southern and the other investor-owned utilities throughout the remainder of 1999 to coordinate contingency plans and customer communications strategies.

See Management's Discussion and Analysis in the Company's 1999 Annual Report to Shareholders for further details regarding the Year 2000 issue as it relates to the Company's operations.

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

Item 2.  Properties

The Company's physical plant and properties primarily consist of Southern's gas distribution facilities. Southern had 2,184 miles of main and 124,525 service units as of September 30, 1999. It leases office space in Bridgeport, New Haven, Orange and Madison; owns properties in Bridgeport and New Haven that were formerly manufacturing sites; and owns a propane air facility in Trumbull.

In 1995, the LNG plant lease agreement was renewed for two consecutive terms of twelve years. The lease contains an option to purchase the plant for a purchase price based on the then fair market sales value of the unit as defined therein.

During 1998, Southern began subleasing the LNG facility to CNE Energy. CNE Energy, in turn, subleased the LNG facility to TPS. Southern will continue to operate the LNG facility under an agreement with TPS and will remain primarily responsible for the lease payments in the event that the sublessees do not make the required payments.

Substantially all of Southern's utility properties and plant are subject to the lien of the indenture and supplemental indentures securing its first mortgage bonds. It is management's opinion that the physical plant and properties as described herein are suitable and adequate for the purpose of delivering gas for customer use.

Item 3.  Legal Proceedings

There are three lawsuits pending against The Southern Connecticut Gas Company in the Complex Litigation Docket, Connecticut Heating and Cooling Contractors Association, Inc., et al. v. Connecticut Natural Gas Corporation, et al., alleging conspiracy to violate antitrust laws against the three Connecticut LDCs; Connecticut Cooling Total Air, Inc. v. Connecticut Natural Gas Corporation, et al., alleging conspiracy to violate the Connecticut Unfair Trade Practices Act against the three LDCs; and Connecticut Cooling Total Air, Inc. v. Southern Connecticut Gas Company, alleging violation of the Connecticut Unfair Trade Practices Act. All of the suits relate to the LDCs' provision of service and maintenance to heating, cooling and ventilating systems and appliances. The plaintiffs are two trade associations and one plumbing and heating contractor, purporting to sue on behalf of a class of other such contractors. The cases have been brought as class actions, but class certification has not been granted. One of the cases against Connecticut Natural Gas alone was ordered to proceed to trial in August 1999 and settled just prior to trial. While that case was moving toward trial, discovery was stayed on the remaining cases. Yankee Gas has been selected as the next case to proceed to trial, which has been scheduled to commence on March 20, 2000. One of the cases against Southern is scheduled for trial on December 4, 2000. The plaintiffs seek treble damages in excess of $15,000, punitive damages, attorneys' fees and equitable relief. Southern is defending itself vigorously in these lawsuits, which management believes are without merit. In the opinion of management, resolution of these lawsuits is not expected to have a material adverse impact on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) A special meeting of shareholders of the registrant was held on September 14, 1999.

(b) Approval of the plan of merger among Connecticut Energy, Energy East and Merger Company:

                            For          Against       Abstain
                            ---          -------       -------
                         8,384,758       221,155       89,557

     In excess of 80% of shareholders approved the Plan of Merger.

                                     PART II

Item 5.  Market for Common Stock Equity and Related Stockholder Matters

Common Stock Data
The Company's common stock is listed for trading on the New York Stock Exchange. The Company's common stock ticker symbol is CNE.

The following table shows the quarterly high and low price ranges of the Company's common stock and quarterly dividends paid during the years ended September 30, 1999 and 1998:

Market Price and Dividend Data

1999 Quarters ended                       High          Low       Dividend
-------------------                       ----          ---       --------
December 31, 1998                        $32          $26 7/16     $0.335
March 31, 1999                            31           24 1/4       0.335
June 30, 1999                             39 3/16      24 5/16      0.335
September 30, 1999                        38 14/16     36 11/16     0.335

1998 Quarters ended                       High          Low       Dividend
-------------------                       ----          ---       --------
December 31, 1997                        $30 7/16     $22 3/4      $0.33
March 31, 1998                            30 3/4       25 11/16     0.33
June 30, 1998                             32 1/4       25 5/8       0.335
September 30, 1998                        29 11/16     25 1/16      0.335

As of September 1999, the Company and its predecessors have paid 359 consecutive quarterly cash dividends. Cash dividends have been paid since 1850, and the Company currently expects that dividends will continue to be paid in the future.

The major source of funds for payment of the Company's dividends are the dividends received on the shares of Southern's common stock owned by the Company. Southern's indentures relating to long-term debt contain restrictions as to the declaration or payment of cash dividends on, or the reacquisition of, capital stock. Under the most restrictive of such provisions, $52,076,000 of retained earnings at September 30, 1999 was available for such purposes.

The approximate number of shareholders of record of the Company's common stock as of November 19, 1999 was 9,116.

Item 6.  Selected Financial Data

Financial information presented in this table is as of or for the twelve months ended September 30:

(dollars in thousands, except per share)       1999       1998       1997       1996       1995
-----------------------------------------------------------------------------------------------
Operating revenues                         $228,296   $242,431   $252,008   $261,093   $232,093
Net income                                   16,688     19,011     16,441     15,165     14,060
Net income per share - diluted                 1.61       1.88       1.81       1.70       1.60
Dividends paid per share                       1.34       1.33       1.32       1.31       1.30

Total assets                                474,780    459,401    424,281    399,228    370,088
Long-term debt                              148,062    150,007    134,073    138,727    119,322

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 to 19 of the Company's 1999 Annual Report to Shareholders is incorporated by reference herein.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

In May 1998, CNE Energy entered into a term loan agreement with a bank to be utilized to reimburse Southern for costs incurred to construct distribution facilities to transport natural gas to an electric generating plant in Bridgeport. In connection with the term loan, CNE Energy entered into an interest rate swap arrangement with the financial institution that made the loan to provide interest rate protection for the loan maturities, totaling $6,263,000 from May 2002 through the end of the loan term. The swap arrangement matures August 1, 2004. The interest rate swap fixed the interest reference rate on $6,263,000 of loan principal at 5.775%. CNE Energy will be reimbursed for incremental interest expense incurred in excess of the 5.775% and incurs additional expense for incremental interest expense below 5.775%. During 1999, CNE Energy incurred minor additional interest expense in connection with the interest rate swap arrangement. The fair value of the interest rate swap at September 30, 1999 was a positive $133,000. However, CNE Energy would not receive a payment if the swap arrangement were terminated with a positive fair value.

Item 8.  Financial Statements and Supplementary Data

The Consolidated  Statements of Income and  Comprehensive  Income,  Consolidated
Balance Sheets, Consolidated Statements of Changes in Common Shareholders' Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements on pages 20 to 36 and the Report of Independent Accountants on page 37 of the Company's 1999 Annual Report to Shareholders are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors
The Board of Directors of the Company is compromised of eight members. The Company's Certificate of Incorporation and By-Laws further provide that the Board of Directors shall be divided into three classes as nearly equal in number as possible. Each class will serve for three years, with one class being elected each year.

Certain information concerning the Directors continuing in office, including the business experience of each during the past five years, is set forth below.

Information Concerning Directors
Terms Expiring in 2000
J. R. Crespo is the Chairman of the Boards of Directors and Chief Executive Officer of the Company and each of its subsidiaries. He is the President of the Company and Southern. He is Chairman of the Executive Committees of the Boards of Directors of the Company and Southern. Mr. Crespo has been a Director of Southern since January 1989 and a Director of the Company since April 1989. From 1982 through 1988, he was Managing Partner - Utility Regulatory and Advisory Services, Coopers & Lybrand. He is 57 years old.

Richard F. Freeman is the President and Chief Executive Officer, Greater Bridgeport Area Foundation. He is a principal in the consulting firm of Freeman & Associates and the former President and Chief Executive Officer and Trustee of The Bank Mart. Mr. Freeman has been a Director of the Company and Southern since 1979 and is a member of the Executive, Nominating and Salary and Pension Committees and Chairman of the Audit Committees of the Boards of Directors of the Company and Southern. He is 65 years old.

Newman M. Marsilius III is the President and Chief Executive Officer, Producto-Moore Companies, a specialty tool and machine manufacturer. He is a member of the Board of Directors of the American Society of Precision Engineers. He has been a Director of the Company and Southern since September 1992. He is a member of the Company's and Southern's Audit Committees. He is 53 years old.

Terms Expiring in 2001
Henry Chauncey, Jr. is Lecturer and former Head of the Management Program, Department of Epidemiology and Public Health, Yale School of Medicine, New Haven, Connecticut. He was the President and Chief Executive Officer of Gaylord Hospital from 1988 to 1994. Previously, from 1982 to 1988, he served as President of Science Park Development Corporation, a Connecticut non-profit corporation formed for the purpose of establishing a high technology business development area in New Haven. Mr. Chauncey has been a Director of the Company and Southern since 1986. He is a member of the Company's and Southern's Nominating and Salary Committees and Executive Committees. He is 64 years old.

Richard M. Hoyt is the President and Chief Executive Officer of Chapin & Bangs, a steel service center. He is also the Chairman and Chief Executive Officer of Lindquist Steels, Inc., a distributor of tool steel; Chairman of the Board of Directors of Bridgeport Hospital; a Trustee of the Bridgeport YMCA; and a Director of Yale New Haven Health System and the Greater Bridgeport Area Foundation. Mr. Hoyt has been a Director of the Company and Southern since January 1992. He is a member of the Company's and Southern's Pension Committees. He is 57 years old.

Christopher D. Turner is Project Manager, Energy Sector, Bechtel Technology and Consulting Group, Bechtel Corporation. Previously, he was Principal Executive Consultant for Resource Management International; Manager, Strategic Business Operation, Power Technologies, Inc.; and President of C.D. Turner Associates. From 1963 through January 1988, Mr. Turner was employed by Niagara Mohawk Power Corporation and was Vice President of Corporate Development.
Mr. Turner has been a Director of the Company and Southern since 1989. He is a member of the Executive, Nominating and Salary and Pension Committees of the Boards of Directors of the Company and Southern. He is 56 years old.

Terms Expiring in 2002
James P. Comer, M.D. is the Maurice Falk Professor of Child Psychiatry, Yale Child Study Center and Associate Dean, Yale School of Medicine, New Haven, Connecticut. Dr. Comer has been a Director of the Company since 1979 and a Director of Southern since 1976. He is a member of the Nominating and Salary and Audit Committees of the Boards of Directors of the Company and Southern. He is 65 years old.

Samuel M. Sugden is Of Counsel with the international law firm of LeBoeuf, Lamb, Greene & MacRae L.L.P. Mr. Sugden has been a member of the Boards of Directors of the Company and Southern since July 1993. He is Chairman of the Company's and Southern's Nominating and Salary Committees. He is 56 years old.

Executives
A list of executive officers of the Company and Southern follows:

             Executive Officers of Connecticut Energy Corporation
                                     and
                     The Southern Connecticut Gas Company


                                   Position and Business Experience for the Past
Name and Age                       Five Years
------------                       ---------------------------------------------
J. R. Crespo, 57                   Chairman, President and Chief Executive
                                   Officer  of  the Company and Southern (1990).

Thomas A. Trotta, 62               Senior Vice President of  the  Company and
                                   Executive Vice President and Chief Operating
                                   Officer  of Southern (1996);  Executive  Vice
                                   President and Chief  Operating  Officer  of
                                   Southern (1995).

Vincent L. Ammann, Jr., 40         Vice President and  Chief Accounting Officer
                                   of the Company and President of CNE
                                   Venture-Tech (1999); Vice President and Chief
                                   Accounting Officer of the Company; Vice
                                   President, Technology Applications  of
                                   Southern and President of CNE Venture-Tech
                                   (1997); Vice President and Chief Accounting
                                   Officer of the Company; Vice President,
                                   Information Technology of Southern and Senior
                                   Vice President of CNE Venture-Tech (1996);
                                   Vice President and Chief Accounting Officer of the Company and Group Vice President of Southern (1994).

Samuel W. Bowlby, 61               Vice President, General Counsel and Secretary
                                   of the Company and Southern (1997);  Partner,
                                   Tyler,  Cooper & Alcorn, New Haven,
                                   Connecticut (1970-1997).

Carol A. Forest, 51                Vice President, Finance, Chief Financial
                                   Officer, Treasurer and Assistant Secretary of the Company and Southern (1996); Vice
                                   President, Finance, Chief Financial Officer and Treasurer of the Company and Southern
                                   (1991).

Janet L. Janczewski, 55            Senior Corporate Counsel and Assistant
                                   Secretary of the Company and Southern (1997);
                                   Corporate Counsel of Southern (1989).

Larry S. McGaughy, 52              Vice President of the Company and President
                                   of CNE Development and CNE Energy (1998);
                                   President of CNE Energy (1996); Vice
                                   President, Corporate Engineering and Special
                                   Projects of Southern (1995).

Michael H. Pinto, 72*              Vice  President, Government Affairs of the
                                   Company (1991).

Salvatore A. Ardigliano, 50        Senior Vice President of Southern (1999);
                                   Group Vice President and Chief Information
                                   Officer of Southern (1998); Group Vice
                                   President of Southern (1998); Vice President,
                                   Marketing and Gas Supply Services of Southern
                                   (1995); Vice President, Gas Supply Services of Southern (1995).

Peter D. Loomis, 51                Group Vice President, Distribution Services
                                   of Southern (1999); Group Vice President,
                                   Operations of Southern (1998); Group Vice
                                   President, Customer and Operating Services of
                                   Southern (1995).

Phyllis A. O'Brien, 54             Group Vice President of Southern (1996); Vice
                                   President, Accounting and Regulatory Services of Southern (1994).

David Silverstone, 53              Group Vice President and Chief Administrative
                                   Officer of Southern (1998); Group Vice
                                   President of Southern (1998); Partner,
                                   Silverstone and Koontz (1983-1998).

Ernest W. Karkut, 57               Vice President, Purchasing and Plant Services
                                   of Southern (1994).

Diane L. Nunn, 51                  Vice President, Information Services of
                                   Southern (1999); Vice President, Distribution and Gas Control Services of Southern (1998);
                                   Vice President, Customer and Distribution
                                   Services of Southern (1998); Group Director,
                                   Customer and Distribution Services of
                                   Southern (1996); Director, Human Resources of of Southern (1990).

*retired effective January 1, 1999.

Item 11.  Executive Compensation

Compensation of Directors of Connecticut Energy Corporation
The Directors do not receive any cash compensation for service on the Board of Directors of Connecticut Energy, nor do they receive any compensation for attendance at meetings of Connecticut Energy's Board of Directors and meetings of its Committees.

Each Director of Connecticut Energy is also a Director of Southern. For the year ending September 30, 1999, Southern's standard arrangement with its Directors, other than Directors who are officers of Southern, for their services was to pay them $600 each for each meeting of the Board of Directors attended. Southern compensated each Committee Chairman an additional $600 for each Committee meeting attended, and Committee members received $500 for each Committee meeting attended. Except for the Chairman of the Board, each Director of Southern who was not an officer of Southern was paid an annual retainer of $13,000.

Effective October 1, 1992, Southern has an unfunded retirement plan for its non-employee Directors. If a Director attains 60 years of age and has received a retainer for ten years, then the Director is eligible to retire and receive an annual payment, payable in monthly installments commencing on the first day of the month following such retirement, of an amount equal to the annual retainer in effect during the year in which the Director retires, provided however, that such amount will not exceed the amount paid to such Director during the year the Director turned 65. Such payments shall continue for a period of ten years or the life of the eligible Director, whichever is shorter, and no monthly payment shall be made after the month in which an eligible Director dies. If a Director dies before or after payments under the plan are made, no further amounts are payable to the Director's surviving spouse, descendants or estate. A Director of Southern who becomes a member of the Advisory Board of Directors after the Merger contemplated by the Agreement and Plan of Merger dated April 23, 1999 by and among Connecticut Energy, Energy East and Merger Co. shall continue as a Director under the Plan. If a Director is determined to be eligible under the Plan, years of service as a Director of Southern shall be added to years of service on the Advisory Board of Directors. The plan is a non-contributory plan and is not intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended.

Effective November 26, 1996, the Company has a Non-Employee Director Stock Plan. The Plan provides that each Non-Employee Director will receive annually, for his or her service as a Director, 100 shares of Common Stock on the day of the Company's Annual Meeting of Shareholders. An aggregate of 13,000 shares of Common Stock will be available for issuance under the Plan throughout its ten-year projected life. The Common Stock to be issued under the Plan will be made available from treasury or authorized and unissued shares of the Common Stock of the Company.

The Company retained the law firm of LeBeouf, Lamb, Greene and MacRae, L.L.P., in which Mr. Sugden is Of counsel, for services rendered in fiscal year 1999.

Report of the  Nominating  and Salary  Committee on Executive  Compensation
The Nominating and Salary Committee (the "Committee") is a standing committee composed entirely of outside Directors who are not employees of the Company or any of its affiliates. Mr. Sugden is the Chairman. Messrs. Comer, Freeman, Chauncey and Turner are the other members.

None of the members participate in any of the executive compensation plans overseen and administered by the Committee with Board of Directors' approval, and none participates in any compensation plan administered by the executives of the Company.

Committee Functions
The Committee is responsible for assuring that compensation programs are developed, implemented and administered to support the Company's fundamental philosophy that compensation should be effectively linked to corporate and individual performance. The Committee meets on a regularly scheduled basis. The Committee reviews salary and incentive compensation programs as well as the compensation of the President and Chief Executive Officer, Mr. Crespo, and other senior executives. Reviews of executive performance and compensation occur outside the presence of the executives who are being discussed. The Committee has access to outside professional compensation consultants and meets with these consultants, with and without executives present. The Committee also reviews corporate organization, management development plans and benefits programs. It makes reports and recommendations to the Company's Board of Directors on all of these matters of organization and compensation. It has authority to grant awards under both the Non-Employee Director Stock Plan and the Restricted Stock Award Plan.

Corporate Compensation Philosophy
The Company's executive compensation program is designed to motivate, reward, and retain the management talent needed to achieve the Company's business objectives and to maintain the Company's position of leadership in the natural gas distribution industry. Retention of executives who have developed the skills and expertise required to lead a capital intensive organization is vital to the Company's competitive strength. Motivation of these individuals is, and will continue to be, key to the Company's success.

The philosophical basis of the compensation program is to pay for performance and the level of responsibility of an individual's position. Assessments of both individual and corporate performance influence executive compensation levels. The Committee, with Board of Directors' approval, seeks to encourage a performance-based environment that motivates individual performance by recognizing the past year's results and by providing incentives for further improvement in the future. This includes the ability to implement the Company's business plans as well as to react to unanticipated external factors having a significant impact on corporate performance. Compensation decisions for all executives, including the named executive officers and Chief Executive Officer, are based on the same criteria.

Compensation opportunities are linked to financial and operating performance. For each executive, a significant percentage of compensation each year is at risk; that is, it depends on the accomplishment of challenging performance goals approved and reviewed by the Committee and the Board of Directors. The percentage of compensation at risk for an executive increases with more responsibilities and as opportunities to contribute directly to the success of the organization increase. The performance upon which the incentive compensation program is based is assessed annually to ensure that executives work to support both the current as well as the strategic objectives of the Company and its subsidiaries.

Components of Compensation
There are two major components to the Company's compensation program: Base Salary and Management Incentive Compensation Awards.

Base Salary - A competitive base salary supports the philosophy of management development and career orientation of executives and is consistent with the long-term nature of the Company's business. The Company's compensation philosophy is to pay base salaries to its executive officers that do not exceed the median for comparable positions at other, comparable companies. Base salaries for some executives will be set at a higher level if the Committee concludes (and the Board of Directors agrees) that it is appropriate in light of a particular individual's responsibilities, experience and personal performance. Compensation opportunities must be sufficient to attract and retain the highly qualified individuals the Company needs to succeed.

Salary budget expenditures and adjustments to the salary structure are a result of annual reviews of competitive positioning (how the Company's salary structure for comparable positions compares with that of other companies), business performance and general economic factors. While there is no specific weighting of these factors, competitive positioning is the primary consideration in setting base salary. Business and other economic factors such as net income and estimates of inflation are secondary considerations in establishing base salary.

The Committee recommends and the Board of Directors approves the salaries of the President and Chief Executive Officer and the salaries of other elected officers. The Committee met in November 1998 to recommend the 1999 salaries for the President and Chief Executive Officer and to set the 1999 salaries for the other elected officers. The Board of Directors approved the Committee's recommendations. Any changes to these approved salaries must be reviewed by the Committee and approved by the Board of Directors before implementation. Mr. Crespo became President and Chief Executive Officer in 1989. His 1999 salary reflects the size and complexity of the Company, as well as his experience and personal contributions to corporate performance.

Management Incentive Awards - Corporate and individual performance goals are set by the Committee and approved by the Board of Directors. The goals set each year are ones which the Committee believes are challenging in light of all current circumstances. If the financial performance of the Company does not meet a certain threshold level specified by the Board of Directors for that year, then no annual incentive awards would be paid for corporate performance.

Annual incentive opportunities are designed to provide a strong incentive for executives to increase corporate earnings each year. The program places a significant portion of the executive's annual compensation at risk. As a result of the Company's overall compensation philosophy, approximately one quarter of an executive's total annual cash compensation depends on the achievement of annual performance goals. The amount of compensation at risk increases with the executive's responsibilities. With limited exceptions, base salaries do not
exceed  the  median  for  comparable  positions  at  comparable  companies.   If
performance goals are met, then an executive's annual cash compensation will total more than the median total annual cash compensation for comparable positions at comparable companies.

In evaluating the performance of Mr. Crespo, President and Chief Executive Officer, the Committee, in addition to financial performance, considers such factors as ethical business conduct, progress towards strategic plan objectives and the general perception of Connecticut Energy and its subsidiaries by the financial community and customers. Narrow quantitative measures or formulas are not viewed as sufficiently comprehensive for this purpose. Mr. Crespo's 1999 award reflects his significant personal contributions to the business and his leadership which resulted in 1999 performance that was strong relative to the industry. This determination was based on the judgment of the Committee with Board of Directors' approval. The combination of Mr. Crespo's base salary and the management incentive award was comparable to other Chief Executive Officers of competitive companies of similar size and with similar business results as those of the Company.

Summary
The Committee has the responsibility to ensure that the Company's compensation program satisfies the best interests of the shareholders. The Committee believes that the existing compensation program is competitive and appropriate. Balancing base salaries with management incentive awards is the foundation upon which the Company's stability and business success should be built.

                          Samuel M. Sugden, Chairman
                          James P. Comer
                          Richard F. Freeman
                          Henry Chauncey, Jr.
                          Christopher D. Turner

Executive Compensation
All of the executive officers of the Company except two are currently officers of Southern. The Company has no existing plan or arrangement to pay any remuneration to such officers in addition to the compensation that they will receive in their respective capacities as employees of Southern or another Company subsidiary. The salaries paid by Southern or another Company subsidiary during the last three years ended September 30, 1999 to each of the five most highly compensated executive officers (or executive officers of the Company's subsidiaries) were as follows:

                                    SUMMARY COMPENSATION TABLE
                                      ANNUAL COMPENSATION(1)

------------------------------------------------------------------------------------------------------------------------
                                                           Annual Compensation       Long-Term Compensation
                                                           ---------------------   ------------------------
                                                                                             Payouts
                                                                                   ------------------------
                                                                                              LTIP
                                                                                            Payouts
                                                                                              ($)
            Name and Principal                                                                                All Other
                 Position                            Year      Salary      Bonus     Stock(3)     Cash(4)   Compensation
                                                                 ($)       ($)(2)                              ($)(5)
------------------------------------------------------------------------------------------------------------------------
J. R. Crespo                                         1999     468,750     194,198   2,107,074     142,655      12,334
Chairman, President and  CEO                         1998     441,250     249,000          --          --      12,461
                                                     1997     411,250     207,244          --          --       9,963
---------------------------------------------------------------------------------------------------------------------
Thomas A. Trotta                                     1999     256,000      63,276                               4,800
Executive Vice President and COO                     1998     246,000      82,600                               4,800
                                                     1997     236,000      80,455                               4,725
---------------------------------------------------------------------------------------------------------------------
Larry S. McGaughy                                    1999     170,667      45,852     403,050      27,256       9,300
President, CNE Energy Services                       1998     159,300      55,976          --          --       9,238
Group, Inc.; Vice President                          1997     142,950      37,291          --          --       4,288
Connecticut Energy
---------------------------------------------------------------------------------------------------------------------
Samuel W. Bowlby                                     1999     180,725      43,516                               9,075
Vice President, General Counsel                      1998     172,128          --                               5,425
and Secretary                                        1997      42,501      12,000                               1,050
---------------------------------------------------------------------------------------------------------------------
Carol A. Forest                                      1999     148,900      46,205                               8,967
Vice President, Treasurer and                        1998     142,250      51,938                               8,767
Assistant Secretary                                  1997     135,975      37,760                               4,079
---------------------------------------------------------------------------------------------------------------------

(1) None of the perquisites and other personal benefits received by such named persons exceed $50,000 or 10% of the total salary and bonus received by such person for each year shown.

(2) With one exception, the amounts listed represent awards for the fiscal year ended September 30, 1998 under the Company's management incentive program, which awards are based on corporate and individual achievements and thus are not awarded according to a preset payment schedule. Amounts for fiscal 1999 performance of the executive officers of the Company will be paid in the first quarter of 2000. Amounts listed for Mr. Bowlby in this column for fiscal year 1997 represent an initial signing bonus.

(3) The amounts shown represent the value of shares which became actual awards and vested on September 13, 1999 pursuant to the Company's Restricted Stock Award Plan. See footnotes (2) and (4) of Item 12.

(4) Amounts included in this column are the accrued dividends on target awards granted under the Restricted Stock Award Plan since the date the awards were granted through the date the awards vested, and 6% interest on the accrued dividends accrued according to the terms of the Plan. These amounts were paid out in September 1999.

(5) The amounts appearing in this column represent the sum of (i) matching contributions by Southern or another Company subsidiary to a Section 401(k) plan for each of the named individuals; (ii) transportation allowances for 1998 for Messrs. McGaughy and Bowlby and Ms. Forest; and
     (iii) premium payments for the years 1999, 1998 and 1997 of $7,534, $7,661 and $5,238, respectively, for a renewable term life insurance policy for Mr. Crespo.

Pension and Retirement Benefits
The approximate annual retirement benefits payable under Southern's Pension Plan and its supplemental retirement plans to an individual whose compensation as defined in the Pension Plans is in the classification indicated would be as follows:

                               PENSION PLAN TABLE

                                Years of Service

Remuneration      5          15         25         35         45
------------   --------   --------   --------   --------   --------

$175,000       $105,000   $105,000   $105,000   $105,000   $105,000
 200,000        120,000    120,000    120,000    120,000    120,000
 225,000        135,000    135,000    135,000    135,000    135,000
 250,000        150,000    150,000    150,000    150,000    150,000
 300,000        180,000    180,000    180,000    180,000    180,000
 400,000        240,000    240,000    240,000    240,000    240,000
 450,000        270,000    270,000    270,000    270,000    270,000
 500,000        300,000    300,000    300,000    300,000    300,000
 550,000        330,000    330,000    330,000    330,000    330,000
 600,000        360,000    360,000    360,000    360,000    360,000
 650,000        390,000    390,000    390,000    390,000    390,000
 700,000        420,000    420,000    420,000    420,000    420,000
 750,000        450,000    450,000    450,000    450,000    450,000
 850,000        510,000    510,000    510,000    510,000    510,000

Remuneration covered for pension purposes is defined as the employee's average annual compensation (which includes taxable compensation and pre-tax employee contributions to Southern's Section 401(k) plan) for the five consecutive years of the employee's last ten years of service yielding the highest such average. Remuneration for pension purposes is the sum of the amounts shown in the Salary and Bonus columns of the Summary Compensation Table above.

The projected years of service for each of the five highest paid executive officers at age 65 are: Mr. Crespo, 19 years; Mr. Trotta, 48 years; Mr. McGaughy, 22 years; Mr. Bowlby, 7 years; and Ms. Forest, 34 years. The benefits illustrated are payable as life annuities. With two exceptions, the benefits for the named individuals are not subject to any offset. Mr. McGaughy's and Mr. Bowlby's benefits are subject to Social Security offset and, based on years of service, will be approximately 68% and 22%, respectively, of the amounts listed in the table above at retirement at age 65.

Share Performance Chart
The following chart compares the total cumulative return on an investment in the Company's Common Stock with the cumulative total return of the Standard & Poor's 500 C+Stock Index and the Standard & Poor's Utilities Index (which includes telephone, electric, gas pipeline and gas distribution companies) over the last five fiscal years in accordance with the rules of the Securities and Exchange Commission(1):

Chart: The chart (included in the hard copy only) plots the following numbers over time.

Years Ended September 30,          1994  1995  1996  1997  1998  1999
---------------------------------------------------------------------
Connecticut
Energy                             100    96   105   138   158   236

S&P 500                            100   130   156   219   239   305

S&P Utilities                      100   128   137   157   203   201

(1) Total return assumes reinvestment of all dividends on the payment date. The changes displayed are not necessarily indicative of future returns measured by this, or any method.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 30, 1999, information with respect to the beneficial ownership of Common Stock of the Company by the Directors of the Company, as well as executive officers named in the Summary Compensation Table appearing under "Executive Compensation." Unless otherwise indicated, each holder has sole voting and investment powers as to shares listed.

                                                               Amount and Nature
                                                                 of Beneficial
                                                                  Ownership(1)
                                                                  ------------

Henry Chauncey, Jr ...............................................      3,593

Dr. James P. Comer ...............................................      2,181

J. R. Crespo .....................................................     47,356(2)

Richard F. Freeman ...............................................     12,046

Richard M. Hoyt ..................................................      1,350

Newman Marsilius, III ............................................      1,777

Samuel M. Sugden .................................................      3,300(3)

Christopher D. Turner ............................................      1,825

Thomas A. Trotta .................................................      7,108

Larry S. McGaughy ................................................      8,234(4)

Carol A. Forest ..................................................      4,543

Samuel W. Bowlby .................................................        604

Directors and executive officers as a group (22 individuals) .....    116,446(5)


(1) No Director or Executive Officer owns more than 1.0% of the Common Stock of the Company.

(2) Mr. Crespo received awards of 32,795 and 23,676 restricted shares on October 1, 1996 and October 1, 1998, respectively, under the Company's Restricted Stock Award Plan. These shares vested on September 13, 1999 when the Nominating and Salary Committee of the Company's Board certified the achievement of certain performance goals under the Plan. On September 23, 1999, 25,948 of these shares were retired to pay withholding tax on the value of the award. The value of the award appears in the "LTIP Payouts," "Stock" column of the Summary Compensation Table. A discussion of the Restricted Stock Award Plan appears in "Executive Compensation" under the heading "Restricted Stock Award Plan."

(3)  All of these shares are held jointly by Mr. Sugden and his wife.

(4) Mr. McGaughy received awards of 6,261 and 4,541 restricted shares on October 1, 1996 and October 1, 1998, respectively, under the Company's Restricted Stock Award Plan. These shares vested on September 13, 1999 when the Nominating and Salary Committee of the Company's Board certified the achievement of certain performance goals under the Plan. On September 23, 1999, 3,915 of these shares were retired to pay withholding tax on the value of the award. The value of the award appears in the "LTIP Payouts," "Stock" column of the Summary Compensation Table.

(5) Constituting approximately 1.1% of the Company's issued and outstanding shares.

To the knowledge of the Company, except for Brinson Partners, Incorporated and Harvard Management, no person or group of persons is the beneficial owner of more than 5% of the Company's Common Stock. The following table sets forth as of October 29, 1999, certain information as to the number of shares of Common Stock beneficially owned by persons in excess of 5% based on reports filed with the Securities and Exchange Commission or other reliable information:

                                             Title       Number     Percent
                                               of          of          of
Name and Address                             Class       Shares      Class
----------------                             -----       ------      -----
Brinson Partners, Inc.                       Common       631,000     6.1%
209 South LaSalle
Chicago, IL 60604

Harvard Management                           Common     1,037,000      10%
600 Atlantic Avenue
Boston, MA 02210-2211

Item 13.  Certain Relationships and Related Transactions

Restricted Stock Award Plan
Effective November 26, 1996, the Company has a Restricted Stock Award Plan (the "Plan"). The Plan is administered by the Nominating and Salary Committee, which can establish rules and regulations consistent with the terms of the Plan.

Any officer or senior salaried employee of the Company or any of its affiliates, including the executive officers named in the Summary Compensation Table, may be selected by the Committee to become a participant in the Plan. No participant may be awarded more than 180,000 shares of stock, nor may a participant receive more than $250,000 in dividends or distributions with respect to shares of stock actually awarded for any one performance period. Awards consist initially of target awards, actual receipt of some, all or up to 150% of which is conditioned upon satisfaction of performance and vesting conditions. After satisfaction of performance conditions, an award is immediately vested.

The purpose of the Plan is to motivate participants to work to achieve corporate objectives beneficial to the Company and its shareholders by awarding to them shares of the Common Stock of the Company which become vested upon or after achievement of the objectives. The Plan should assist the Company to retain capable officers and other key employees who are eligible to participate in the Plan and to attract and retain others who may reasonably expect to become participants in the Plan after a reasonable period of employment with the Company or its affiliates. Five senior officers received the initial target awards for the three-year performance period beginning October 1, 1996. These same five officers plus one additional officer received target awards for the performance period beginning October 1, 1998. Both the October 1, 1996 and October 1, 1998 target awards vested on September 13, 1999.

Other
The Boards of Directors have approved employment and deferred compensation agreements with Mr. Crespo. Pursuant to these agreements, Mr. Crespo's base salary was set at the rate of $225,000 per year, subject to upward revision when the salaries of other officers of Southern are revised. The term of the employment agreement is for three years commencing March 24, 1992 and shall be automatically extended on the first day of each succeeding month to end three years from such extension. Mr. Crespo also participates in the Company's Management Incentive Compensation Plan ("Compensation Plan"). His agreements with the Company and Southern provide for certain compensation and benefits to be paid if his employment is terminated without "Cause," or terminated by him for "Good Reason," or if there is a "Change in Control" of the Company as those terms are defined in the agreements. If there is a "Change in Control," the Company will pay Mr. Crespo his full base salary through the date of termination and all benefits and awards to which he is entitled under benefits plans and policies in effect prior to the "Change in Control." Additionally, the Company will pay Mr. Crespo three times (1) his annual base salary on the effective day of the termination or, if higher, immediately prior to a "Change in Control,"
(2) the highest bonus he received in the previous five fiscal years or, if higher, during the year in which a "Change in Control" took place, and (3) amounts paid by the Company to Southern's Section 401(k) Plan on Mr. Crespo's behalf plus an amount equal to 35% of his annual base salary on the date of termination or, if higher, immediately prior to the "Change in Control" as compensation for medical, life insurance and other benefits lost as a result of termination. If any of the foregoing payments result in the imposition of an excise tax under the Internal Revenue Code, the amount paid to Mr. Crespo will not be reduced because of the imposition of such excise tax.

If Mr. Crespo terminates his employment for "Good Reason" or if the Company and Southern terminate his employment without "Cause," Mr. Crespo will continue to receive his base salary for the remaining term of the agreement and any amounts payable under the Compensation Plan within twelve months of termination to which he is entitled unless he is receiving payments because of a "Change in Control."

Mr. Crespo's deferred compensation agreement provides for compensation payments upon retirement or termination of his employment. Under the agreement, if employed by the Company until December 1, 2004, he would be entitled to receive, on retirement or termination of his employment, 65% of the average of his total base pay plus any incentive compensation paid in those five highest paid consecutive years out of the ten years preceding his retirement or termination, less amounts paid under Southern's retirement plans. He will receive lesser amounts if he retires or his termination occurs prior to December 1, 2004. The deferred compensation agreement also contains provisions relating to the election of benefits for his spouse, the receipt of deferred compensation prior to attaining the age of 65, payments in the event of his death or disability, and provisions for supplemental term life insurance.

The Company and Southern entered into agreements with Mr. Trotta and Ms. Forest in 1996 and with Mr. Bowlby in 1997, which, among other things, provide for certain payments to these executives similar to those that Mr. Crespo would receive in the event of a "Change of Control" of the Company. Ms. Forest expects to sign an employment agreement with Energy East and Connecticut Energy to become effective at the effective time of the merger. At the effective time of the merger, this employment agreement will replace and terminate her existing agreement with Southern and Connecticut Energy.

Energy East and Connecticut Energy have signed an employment agreement with Mr. Crespo. This agreement will become effective at the effective time of the merger. At the effective time of the merger, this employment agreement will replace and terminate his existing agreement with Southern and Connecticut Energy.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of documents filed as part of this Report:

1.  Financial Statements

Among the responses to this Item 14(a) are the following financial statements which are incorporated by reference herein in Item 8 above:

          (i) Consolidated Statements of Income and Comprehensive Income for the years ended September 30, 1999, 1998 and 1997.

         (ii) Consolidated Balance Sheets as of September 30, 1999 and 1998.

        (iii) Consolidated Statements of Changes in Common Shareholders' Equity for the years ended September 30, 1999, 1998 and 1997.

         (iv) Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997.

          (v) Notes to Consolidated Financial Statements.

         (vi) Report of Independent Accountants.

2.  Financial Statements and Supplementary Data Required by Item 8

    (A) Schedule       Description                                Page
        --------       -----------                                ----
                       Report of Independent Accountants on
                       Financial Statement Schedule                34

          II           Valuation and Qualifying Accounts           35

All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Securities and Exchange Commission Regulation S-K

    (A) The following such exhibits are filed as a separate section of this report.

        Exhibits

        (3) Certificate of Incorporation and By-Laws

        (i) The Amended and Restated Certificate of Incorporation of Connecticut Energy Corporation is incorporated by reference to Item 6 of the Company's Form 10-Q filed for the quarter ended June 30, 1999. The Amended and Restated By-Laws of Connecticut Energy Corporation are incorporated by reference to Item 6 of the Company's Form 10-Q filed for the quarter ended December 31, 1998.

       (ii) The Amended and Restated Certificate of Incorporation of The Southern Connecticut Gas Company is incorporated by reference to Item 6 of Form 10-Q filed for the quarter ended June 30, 1990 at pages 40 through 51. The Amended and Restated By-Laws of The Southern Connecticut Gas Company are incorporated by reference to Item 6 of the Company's Form 10-Q filed for the quarter ended December 31, 1998.

        (4) Instruments Defining Rights of Security Holders, Including
            Indentures

        (i) Indenture between The Bridgeport Gas Light Company and The Bridgeport City Trust Company, as Trustee, dated as of March 1, 1948. Incorporated by reference to Exhibit 4(b)(1) to Connecticut Energy Corporation Registration Statement 2-10566.

       (ii) In addition to the Indenture referred to in 4(i) hereof, there have been twenty-seven indentures supplemental thereto, copies of all of which the Company agrees to furnish to the Commission upon request.

      (iii) Shareholder Rights Plan, dated July 28, 1998, incorporated by reference to Form 8-K dated July 28, 1998.

       (10) Material Contracts

        (i) Gas Sales Agreement No. 1 by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.33 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

       (ii) Gas Sales Agreement No. 2 by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.34 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

      (iii) Gas Sales Agreement by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.35 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

       (iv) Gas Sales Agreement by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.36 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

        (v) Gas Sales Agreement by and between Alberta Northeast Gas Limited and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.37 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

       (vi) Storage Service Transportation Contract between Tennessee Gas Pipeline Company and The Southern Connecticut Gas Company, Contract No. 542, dated September 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996 at pages 33 to 42.

      (vii) Storage Service Agreement (GSS-TE) between CNG Transmission Corporation and The Southern Connecticut Gas Company, dated October 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996 at pages 43 to 50.

     (viii) Storage Service Agreement (GSS-II) between CNG Transmission Corporation and The Southern Connecticut Gas Company, dated September 1, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996 at pages 51 to 56.

       (ix) Gas Storage Contract and Amendment No. 1, thereto, between Tennessee Gas Pipeline Company and The Southern Connecticut Gas Company, dated December 1, 1994 and July 1, 1995, respectively, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996 at pages 57 to 63.

        (x) Interruptible Gas Transportation Contract and Amendment No. 1, thereto, among Tenngasco Corporation, The Southern Connecticut Gas Company and The United Illuminating Company, dated May 14, 1987 and August 1, 1989, respectively, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1989 at pages 238 to 258.

       (xi) Amendment No. 2 to Interruptible Gas Transportation Contract and Amendment No. 1, thereto, among Tenngasco Corporation, The Southern Connecticut Gas Company and The United Illuminating Company, dated November 1, 1990, incorporated by reference to Form 10-K for the transition period from January 1, 1990 to September 30, 1990 at pages 90 to 91.

      (xii) Gas Transportation Contract between Iroquois Gas Transmission System, L.P. and The Southern Connecticut Gas Company, dated February 7, 1991, incorporated by reference to Exhibit 10.32 to Connecticut Energy Corporation's Registration Statement No. 33-40232.

     (xiii) Gas Transportation Agreement between Tennessee Gas Pipeline Company and The Southern Connecticut Gas Company, dated August 19, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 143 to 151.

      (xiv) Gas Transportation Agreement between Tennessee Gas Pipeline Company and The Southern Connecticut Gas Company, dated August 19, 1993, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1993 at pages 152 to 159.

       (xv) Gas Transportation Contract between Tennessee Gas Pipeline Company and The Southern Connecticut Gas Company, Contract No. 10783, dated June 1, 1995, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996 at pages 24 to 32.

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

    (xxiii) Service Agreement (Rate Schedule AFT-E) between Algonquin Gas Transmission Company and The Southern Connecticut Gas Company, dated October 31, 1997, is filed herewith.

     (xxiv) Service Agreement (Rate Schedule AFT-1) between Algonquin Gas Transmission Company and The Southern Connecticut Gas Company, dated October 31, 1997, is filed herewith.

      (xxv) Service Agreement (Rate Schedule AFT-1) between Algonquin Gas Transmission Company and The Southern Connecticut Gas Company, dated December 17, 1998, is filed herewith.

     (xxvi) Service  Agreement  (Rate  Schedule  FT-1)  between  Texas  Eastern
Transmission Corporation and The Southern Connecticut Gas Company, dated December 17, 1998, is filed herewith.

    (xxvii) On July 15, 1999, Connecticut Energy Corporation, Energy East Corporation and Merger Co. executed the First Amendment to the Agreement and Plan of Merger by and among Connecticut Energy Corporation, Energy East
Corporation and Merger Co. The text of this amendment is included in the Agreement and Plan of Merger by and among Connecticut Energy Corporation, Energy East Corporation and Merger Co., which is incorporated by reference to Appendix A to the proxy statement/prospectus filed as part of Energy East Corporation's Registration Statement No. 333-83437.

   Executive Compensation Plans and Arrangements

   (xxviii) Agreement between The Southern Connecticut Gas Company and Henry Chauncey, Jr. related to deferred compensation as a director, dated December 31, 1988, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1988 at pages 63 to 67.

     (xxix) Employment Agreement between The Southern Connecticut Gas Company and J. R. Crespo, dated March 24, 1992, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992 at pages 213 to 229.

      (xxx) The Southern Connecticut Gas Company, Management Compensation Plan, dated October 1, 1992, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1992 at pages 251 to 253.

     (xxxi) Supplemental Retirement Benefits Plan, dated October 1, 1993, incorporated by reference to Form 10-Q for the quarter ended December 31, 1993 at pages 25 to 28.

    (xxxii) Amended and Restated Deferred Compensation Agreement between The Southern Connecticut Gas Company and Connecticut Energy Corporation and J. R. Crespo, dated November 8, 1996, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996 at pages 64 to 73.

   (xxxiii) Agreement  between  The  Southern   Connecticut  Gas  Company  and
Connecticut Energy Corporation and Carol A. Forest related to change in control, dated October 1, 1996, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996 at pages 74 to 83.

    (xxxiv) Agreement   between  The  Southern   Connecticut  Gas  Company  and
Connecticut Energy Corporation and Thomas A. Trotta related to change in control, dated October 1, 1996, incorporated by reference to Form 10-K for the fiscal year ended September 30, 1996 at pages 94 to 104.

     (xxxv) Connecticut Energy Corporation 1997 Restricted Stock Award Plan, dated January 28, 1997, incorporated by reference to Form 10-Q for the quarter ended March 31, 1997 at pages 23 to 35.

    (xxxvi) Connecticut Energy Corporation Non-Employee Director Stock Plan, dated January 28, 1997, incorporated by reference to Form 10-Q for the quarter ended March 31, 1997 at pages 36 to 40.

   (xxxvii) The Southern Connecticut Gas Company Board of Directors Retirement Plan, dated October 1, 1997, incorporated by reference to Form 10-Q for the quarter ended December 31, 1997 at pages 20 to 23.

  (xxxviii) Agreement between The Southern Connecticut Gas Company and Connecticut Energy Corporation and Samuel W. Bowlby related to change in control, dated July 1, 1997, incorporated by reference to Form 10-Q for the quarter ended March 31, 1998 at pages 21 to 31.

    (xxxix) Agreement  between  The  Southern   Connecticut  Gas  Company  and
Connecticut Energy Corporation and David Silverstone related to change in control, dated April 1, 1998, incorporated by reference to Form 10-Q for the quarter ended June 30, 1998 at pages 21 to 30.

     (xxxx) Employment   Agreement  by  and  among  Energy  East  Corporation,
Connecticut Energy Corporation, or its successor, and J. R. Crespo, dated April 23, 1999, incorporated by reference to Exhibit 10.1 to Energy East Corporation's Registration Statement No. 333-83437.

    (xxxxi) First Amendment to Employment Agreement by and among Energy East Corporation, Connecticut Energy Corporation, or its successor, and J. R. Crespo, dated July 15, 1999, incorporated by reference to Exhibit 10.2 to Energy East Corporation's Registration Statement No. 333-83437.

       (13) Annual Report to Security Holders

The Company's 1999 Annual Report to Shareholders is filed herewith. Such exhibit includes only those portions thereof which are expressly incorporated by reference in this Form 10-K.

       (21) Subsidiaries of the Registrant

A list of the Company's subsidiaries is filed herewith.

       (27) Financial Data Schedule

Financial Data Schedule UT is submitted only in electronic format to the Securities and Exchange Commission.

    (B) Reports on Form 8-K filed during the last quarter of 1999:

None.


        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Connecticut Energy Corporation:

Our audits of the consolidated financial statements referred to in our report dated October 29, 1999 appearing on page 37 of the 1999 Annual Report to Shareholders of Connecticut Energy Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
October 29, 1999


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 333-25691) and Form S-8 (Nos. 33-39245, 33-51763 and 333-85587) of Connecticut Energy Corporation of our report dated October 29, 1999, on our audits of the consolidated financial statements and financial statement schedule of Connecticut Energy Corporation as of September 30, 1999 and 1998, and for the years ended September 30, 1999, 1998 and 1997, appearing on page 37 of the 1999 Annual Report to Shareholders of Connecticut Energy Corporation which is incorporated by reference in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
December 1, 1999

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         CONNECTICUT ENERGY CORPORATION

                  Years Ended September 30, 1999, 1998 and 1997
                                 (in thousands)

                           Col. A         Col. B         Col. C         Col. D         Col. E

                                              Additions
                         Balance at     Charged to     Charged to                     Balance
                         Beginning      Costs and      Other                          at End of
Description              of Period      Expenses       Accounts       Deductions      Period
-----------              ---------      --------       --------       ----------      ------
Allowance for
Doubtful Accounts (1)
1999                     $2,065         $6,020         $1,898 (2)     $ 7,645         $2,338
1998                      2,948          7,735          1,946 (2)      10,564 (3)      2,065
1997                      2,742          7,297          2,851 (2)       9,942          2,948

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

CONNECTICUT ENERGY CORPORATION
        (Registrant)

By:  /s/ J. R. Crespo
     J. R. Crespo, Chairman,
     President and Chief Executive Officer
     Dated:  November 23, 1999


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Henry Chauncey, Jr.                By:  /s/ Newman M. Marsilius
     Henry Chauncey, Jr., Director               Newman M. Marsilius, Director
     Dated:  November 23, 1999                   Dated:  November 23, 1999

By:  /s/ James P. Comer                     By:  /s/ Samuel M. Sugden
     James P. Comer, M.D., Director              Samuel M. Sugden, Director
     Dated:  November 23, 1999                   Dated:  November 23, 1999

By:  /s/ J. R. Crespo                       By:  /s/ Christopher D. Turner
     J. R. Crespo, Chairman,                     Christopher D. Turner, Director
     President and Chief Executive Officer       Dated:  November 23, 1999
     Dated:  November 23, 1999

By:  /s/ Richard F. Freeman                 By:  /s/ Vincent L. Ammann, Jr.
     Richard F. Freeman, Director                Vincent L. Ammann, Jr.
     Dated:  November 23, 1999                   Vice President and Chief
                                                 Accounting Officer (Principal
                                                 Accounting Officer)
                                                 Dated:  November 23, 1999

By:  /s/ Richard M. Hoyt                    By:  /s/ Carol A. Forest
     Richard M. Hoyt, Director                   Carol A. Forest
     Dated:  November 23, 1999                   Vice President, Finance, Chief
                                                 Financial Officer, Treasurer
                                                 and Assistant Secretary
                                                 (Principal Financial Officer)
                                                 Dated:  November 23, 1999